Form 10-K
period 1994-01-31
PROLER INTERNATIONAL CORP
filed 1994-05-02
CIK 80693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                       or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 1994       COMMISSION FILE NO. 1-5276

                           PROLER INTERNATIONAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               74-1051251
  (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    4265 SAN FELIPE, SUITE 900                         77027
         HOUSTON, TEXAS                              (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 627-3737

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
         -------------------                    ---------------------
Common Stock, $1.00 par value per share        New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    [x]      No
                               ------         ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant 60 days prior to the date of filing.

          Based on last sale on April 22, 1994:  $33,366,000

     Indicate the shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                         4,710,960
- -------------------------------                       ---------
      (TITLE OF CLASS)                      (NUMBER OF SHARES OUTSTANDING)

     DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy statement for the Company's 1994 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

                                  P A R T  I

ITEM 1. BUSINESS.

(A) CURRENT DEVELOPMENTS

    Proler International Corp. (the "Company") is primarily engaged, directly and through its wholly-owned subsidiaries and 50 percent or less-owned joint operations, in buying, processing and selling ferrous and other scrap metals. With the asset sales of certain domestic scrap operations discussed below, the Company's principal scrap processing business will be conducted through its joint operations, which primarily make export sales. In general, the joint operations are structured so that policy decisions require the unanimous consent of the participants. As a result, the Company's control over the joint operations is limited and must be exercised in concert with its partners in those operations.

    The Company accounts for the joint operations under the equity method of accounting. During fiscal 1994, the joint operations had a significant increase in export sales prices and tonnage sold resulting in equity earnings to the Company of $2.8 million compared to an equity loss in fiscal 1993 of $5.7 million. Such equity earnings in fiscal 1994 were reduced in the fourth quarter of the year due to higher inventory buying prices combined with lower sales volumes as compared to the prior quarter, higher repair and maintenance expenses and certain litigation settlement costs. Gross tons of scrap metal inventories in the joint operations were reduced to 418,000 tons at the end of the year from 781,000 tons as of the beginning of the year.

    The Company's consolidated results of operations improved in fiscal 1994 (primarily from the improvement in the joint operations) as the net loss narrowed to $2.3 million from losses of $9.9 million in fiscal 1993 and $16.3 million in fiscal 1992. The Company repaid all of its remaining bank debt during the year and working capital increased to $12.3 million at January 31, 1994 from $7.1 million at January 31, 1993. The bank debt was repaid over the past two years primarily by using the proceeds from asset sales and the liquidation of inventories in the Company's joint operations.

    In fiscal 1993 the Company sold its Houston scrap processing facility and its 50 percent interest in one of its joint operations, Maru Shipping Company, Inc. In fiscal 1994, the Company and its partner sold substantially all the assets of the 50 percent owned scrap processing operation, Prolerized Chicago Corporation. Subsequent to January 31, 1994, the Company also sold the assets of the Kansas City, Kansas and Vinton, Texas scrap processing facilities. Certain real estate holdings and other nonoperating assets are currently for sale.

    With the divestitures of the domestic scrap operations discussed above, the Company's remaining revenues will be derived from the three plants that are collectively involved in the sale of precipitation iron, low residual steel and tin. These plants are located in Coolidge, Arizona, Lathrop, California and Seattle, Washington (collectively, "Western Operations"). Revenues from the Western Operations were $13.7 million, $13.3 million and $11.6 million in fiscal 1994, 1993 and 1992, respectively.

    The Company continues to implement the business plan described in its 1993 Annual Report on Form 10-K with the goals of restructuring, selling or otherwise disposing of certain underperforming and unproductive assets, and supplementing its core commodity metals business by investing in technologies that profit from processing and recycling waste materials. The Company believes that if it is successful in implementing this business plan, it will be able to make a transition from its current participation in the highly cyclical scrap processing business primarily through joint operations over which it exercises limited control, to a recycling company engaged in environmental services and metals recovery with majority control over its significant assets. During fiscal 1994, there were several accomplishments toward fulfilling the plan in addition to completing the asset sales discussed above. In fiscal 1994 the Company, with its joint operation partners, reduced inventories in the joint operations to more appropriate levels. The Company also recorded operating profits at all of its wholly-owned plants and most of the plants in the joint operations. In October 1993, the Company's credit facilities were amended, resulting in greater flexibility to capitalize on business opportunities. Further, the Company continued to develop and test new waste processing and recovery technologies through its subsidiaries, Proler Environmental Services, Inc. ("Proler Environmental") and Proler Recycling, Inc. ("Proler Recycling").

     Proler Environmental's gasification technology uses a thermal conversion process to recycle hydrocarbon and cellulose-based wastes to produce a synthesis gas suitable for sale to industrial users and utilities. The residual ash produced by this process also has potential commercial uses, or may be disposed of as a non-hazardous waste. This technology is being developed by Proler Environmental as a joint project with a major Mexican steel company and is the subject of a pending patent application. The Company has successfully tested the process at its 50 ton per day demonstration plant in Houston, Texas, on automobile shredder residue, tires, cardboard/paper sludge, municipal solid waste and other industrial wastes. The Company is currently assessing the opportunities for and feasibility of various commercial applications of the gasification process, and is having discussions with several companies which may lead to the construction of a 500 ton per day gasification plant. In the event an agreement for the construction of such a gasification plant is consummated in the near future, the Company does not anticipate completion of such a plant until 1996 given the lead time required for construction, permitting and other matters. Management believes that the Company's participation in gasification projects could eventually become a significant part of its future operations.

     Proler Recycling, headquartered near Coolidge, Arizona, continues to identify and enter new businesses for metals recovery, particularly tin and copper recovery. During fiscal 1994, Proler Recycling sourced additional tin and copper bearing waste material for feedstock. The Company has budgeted capital expenditures in fiscal 1995 of $6 million for plant and equipment to expand its metals recovery business. In addition, the Company may make one or more acquisitions in fiscal 1995 to supplement and expand its metals recovery business.


(B)  GENERAL DEVELOPMENT OF BUSINESS

     The Company was incorporated in Texas in 1947 as the successor to a scrap business originally founded by the late Ben and Rose Proler in 1925, and changed its state of incorporation to Delaware in 1966. As noted above, the Company is primarily engaged in buying, processing and selling ferrous and other scrap metals. The Company developed a process (the "Proler Process") which converts bulky and impure scrap into a high purity steel scrap ("Prolerized Scrap") possessing the additional desirable characteristics of homogeneity, high density, uniform size and consistent quality. The Company also processes low-grade ferrous scrap into premium quality scrap for use as a raw material in the production of iron and low residual steel, and into precipitation iron for use in the production of copper. Additionally, the Company recovers and sells certain non-ferrous metals, including zinc, copper, aluminum, brass and tin.

     Historically, as Prolerized Scrap operations expanded geographically, the Company followed a policy of entering into either corporate or unincorporated joint operations ("joint operations") with scrap operators in various areas. By so doing, the Company was able to capitalize upon its co-venturer's established relationships with suppliers of raw materials, reduce its capital commitments with respect to each plant, and make use of existing regional sales organizations.

     The Company granted each joint operation an exclusive royalty-free license to use the Proler Process (including any improvements, refinements and additions thereto) and the trademark "Prolerized" within a designated area of operations. Under the Company's joint operation agreements, the transferability of each co-venturer's interest is restricted, and the unincorporated joint operations require unanimous approval of the partners on all policy decisions.

     With the sale of the Company's domestic operations described above, the Company's Prolerized Scrap business will be conducted through the joint operations, which are involved in selling primarily to foreign markets. The Company's Western Operations produce low residual steel and precipitation iron, which is sold to domestic markets.

     The following table lists the facilities operated by the Company and its joint operations during fiscal 1994 and the type of material processed by location:

    CONSOLIDATED FACILITIES    TYPE OF MATERIAL PROCESSED
    -----------------------    --------------------------
  Kansas City, Kansas (1)   Prolerized and non-ferrous
  Vinton, Texas (2)         Prolerized and non-ferrous
  Coolidge, Arizona         Low residual ferrous, precipitation iron, tin
  Lathrop, California       Precipitation iron
  Seattle, Washington       Low residual ferrous, tin

    JOINT OPERATION FACILITIES    TYPE OF MATERIAL PROCESSED
    --------------------------    --------------------------
  Los Angeles, California   Prolerized, other ferrous, and non-ferrous
  Boston, Massachusetts     Prolerized, other ferrous, and non-ferrous
  Chicago, Illinois (3)     Prolerized and non-ferrous
  Worcester, Massachusetts  Prolerized and non-ferrous
  Jersey City, New Jersey   Prolerized and non-ferrous
  Queens, New York          Prolerized
  Newark, New Jersey        Other ferrous
  Providence, Rhode Island  Other ferrous

- ------------
  (1) Sold in February, 1994
  (2) Sold in April, 1994
  (3) Sold in October, 1993

  The following table shows selected financial information for the Company's share of its joint operations; the Company-operated scrap operations; and Western Operations (in thousands):

                                                            For the years ended January 31,
                                                            --------------------------------
                                                              1994        1993        1992
                                                            --------     -------     -------

Share of Joint Operations
- -------------------------
Net sales.................................................  $142,197     $92,419     $99,616
                                                            ========     =======     =======
Gross profit (loss).......................................  $  6,037     $  (337)    $   376
                                                            ========     =======     =======
Gross tons shipped........................................     1,212         950         884
                                                            ========     =======     =======

Company Operated Scrap Operations (1)
- -------------------------------------
Net sales.................................................  $ 29,983     $50,578     $99,250
                                                            ========     =======     =======
Gross profit (loss).......................................  $    318     $  (925)    $(2,017)
                                                            ========     =======     =======
Gross tons shipped........................................       220         378         755
                                                            ========     =======     =======

Western Operations
- ------------------
Net sales.................................................  $ 13,723     $13,264     $11,640
                                                            ========     =======     =======
Gross profit (loss).......................................  $    719     $   850     $(1,074)
                                                            ========     =======     =======
Gross tons shipped........................................       105         104          88
                                                            ========     =======     =======

- ------------
  (1) Company operated scrap operations include the Houston and Vinton, Texas and the Kansas City, Kansas facilities. The Houston scrap operation was sold in July, 1992. The Company sold the Kansas City plant in February, 1994 and the Vinton plant in April, 1994.


(C)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company considers itself to be engaged in a single industry segment, the processing of metals for recycling and activities incidental thereto. The following table presents financial information about the Company's consolidated sales, gross profit (loss) from operations, net operating losses before other income and expenses and federal income tax, and identifiable assets for the last three fiscal years, excluding the Company's joint operations (dollars in thousands):


                                                    FOR THE YEARS ENDED JANUARY 31,
                                                   ---------------------------------
                                                     1994        1993        1992
                                                   ---------  ----------  ----------

Consolidated sales to unaffiliated customers(1)..    $43,706    $63,842    $110,890
Gross profit (loss) from operations..............      1,037        (75)     (3,091)
Net operating loss...............................      3,501      7,620      11,974
Identifiable assets..............................     36,471     33,467      53,661


- -----------
(1) Consolidated net sales include $24,448 and $57,354 in fiscal 1993 and 1992, respectively, attributable to the Houston facility which was sold in July, 1992.

(D)  NARRATIVE DESCRIPTION OF BUSINESS.

  PRINCIPAL PRODUCTS. The following table shows the percentages of the Company's total sales(1) accounted for by its major product lines during each of the last three fiscal years:

                        FOR THE YEARS ENDED JANUARY 31,
                       ----------------------------------
    PRODUCT LINE          1994        1993        1992
- ---------------------  ----------  ----------  ----------

Prolerized Scrap.....      50%         46%         43%
Other Ferrous Scrap..      39          35          38
Precipitation Iron...       6           8           5
Non-Ferrous Scrap....       4           8           9
Other................       1           3           5


- ----------
(1) The term "total sales" as used in this Report refers to net sales of the Company and its consolidated subsidiaries combined with the Company's share of the net sales of each joint operation in which it owns an interest. The Company's share of the earnings of the joint operations is accounted for in the Company's Consolidated Statement of Operations using the equity method of accounting. Net sales refers to gross sales less shipping and selling expenses.

  The following table shows the percentage change in volume of tons shipped of the Company's total volume shipped(1) accounted for by its major product lines during each of the last three fiscal years:


                        FOR THE YEARS ENDED JANUARY 31,
                       ----------------------------------
                          1994        1993        1992
                           VS.         VS.         VS.
    PRODUCT LINE          1993        1992        1991
- ---------------------  ----------  ----------  ----------

Prolerized Scrap.....      8%          (7)%        (9)%
Other Ferrous Scrap..     11          (29)         (8)
Precipitation Iron...    (19)          21          10
Non-Ferrous Scrap....     22          (21)         32
Other................    (90)          42         (35)


- ----------
(1) The term "total volume shipped" as used in this Report refers to gross tons (2,240 pounds) shipped by the Company and its consolidated subsidiaries combined with the Company's share of the tons shipped of each joint operation in which it owns an interest.

  The total volume shipped for each of the fiscal years ended January 31, 1994, 1993 and 1992 was approximately 1,537,000, 1,432,000 and 1,727,000 tons, respectively. Excluding the 206,000 tons shipped from the Houston, Texas plant in fiscal 1993, the 25 percent increase in tonnage shipped in fiscal 1994 is attributable to an increase in export sales in the joint operations due to improved market conditions.

  The Company's Prolerized Scrap plants, precipitation iron plants and detinning plants, as well as its other ferrous scrap and non-ferrous scrap operations, have adequate capacity to meet any foreseeable increase in demand for its products.

  The product mix sold by the Company is determined primarily by the type of scrap available for purchase by the Company and the demand for such scrap in the Company's selling markets.

  The Company does not determine contribution to gross profits by its various product lines, which necessarily would involve a number of arbitrary cost allocations. However, it can generally be stated that, while gross profit margins vary between the product lines and from year to year, gross profit margins historically have been higher on Prolerized Scrap than on precipitation iron and other ferrous and non-ferrous scrap. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  PROLERIZED SCRAP. The scrap industry supplies one of the basic raw materials used in the production of iron and steel. The furnaces which are used to produce iron and steel are charged with iron and scrap steel ("ferrous scrap") or with pig iron, which is produced from smelting iron ore in a blast furnace, or with a combination of ferrous scrap and pig iron or hot metal. The proportion of ferrous scrap used to make iron and steel varies, depending upon the type of furnace used, the specifications of the end product desired, the relative costs of ferrous scrap and pig iron to the steel makers, and other considerations. In recent years mini-mills, which predominantly operate electric furnaces and primarily use ferrous scrap as a raw material, have become increasing users of ferrous scrap.

  Proler Process. In this process, scrap automobiles and other ferrous scrap are conveyed into a specially designed hammer mill that fragmentizes the scrap into small pieces which are cleaned and separated into their ferrous and non-ferrous metal components and automobile shredder residue. The ferrous components are processed into small, fist-sized pieces of Prolerized Scrap, which is either inventoried for later shipment or shipped directly via rail, barge or ocean-going vessel to iron and steel mills or foundries. The non-ferrous metal components are sold to a variety of customers. Automobile shredder residue is disposed of in landfills or used as interim landfill cover.

  Plants and Joint Operations. The Company has completed the disposition of its domestic Prolerized scrap plants as follows: the Houston plant was sold in July 1992; the Kansas City plant was sold in February, 1994 and the Vinton plant was sold in April, 1994. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  The Company, through its joint operations, also operates five additional Prolerized Scrap plants in the United States. The locations are as follows: Los Angeles, California; Boston (Everett) and Worcester, Massachusetts; Jersey City, New Jersey; and Queens, New York. The Company and its partner sold substantially all of the assets of its 50 percent owned Chicago, Illinois plant in October, 1993. See Note 5 to the Consolidated Financial Statements.

  Sales. Prolerized Scrap produced at the Company's Houston, Vinton and Kansas City plants was sold to domestic steel producers. Most of the Prolerized Scrap produced at the Los Angeles, Boston, Jersey City, Queens, and Worcester plants is sold to foreign customers. Approximately 71% and 54% of the Company's total sales, including the Company's share of joint operation sales, were to foreign customers during fiscal 1994 and 1993, respectively.

  Sources of Supply. Raw material for the Proler Process, consisting primarily of scrap automobiles, is purchased on a day-to-day basis from a large number of suppliers, including automobile salvage yards, scrap dealers and truckers. Certain of the joint operations make significant purchases from a few large suppliers. While the joint operations are not dependent on any single source of supply, the loss of a large supplier could cause prices paid for raw materials from other suppliers to increase and at some locations could also cause a reduction in the volume of raw materials available. Accordingly, the loss of a large supplier could have a material adverse effect on the business of the joint operation affected.

  LOW RESIDUAL STEEL AND PRECIPITATION IRON. Low residual scrap steel generated from the Company's Western Operations is used in making high quality steel. The Company developed a continuous detinning operation initially for the production of precipitation iron. Precipitation iron is used in one of the processes by which copper is extracted from low grade ore.

  The Company produces both low residual scrap steel and precipitation iron from tin plated steel can clippings, reject cans from can manufacturers and recycled tin cans. This process, which incorporates many of the techniques used in the Proler Process, converts these raw materials into a loosely shredded, relatively pure ferrous scrap suitable for use as feedstock for detinning operations or as precipitation iron in the production of copper. The detinned material can also be baled into low residual bundles consumed by the steel industry to produce various forms of quality steel.

  In 1990 the steel industry began using steel scrap from container manufacturers before detinning. This resulted in the erosion of one of the Company's markets for detinned scrap and contributed to the abandonment of the Company's detinning operation in Houston during fiscal 1991 and the cessation of detinning at the Company's Coolidge location in the fourth quarter of fiscal 1994.

  Plants and Sales. The Company presently owns and operates two precipitation iron plants located in Coolidge, Arizona, and Lathrop, California. Detinning operations are conducted at the Seattle plant. Substantially all of the Company's sales of precipitation iron are made under contracts with three major domestic copper producers calling for the sale of a minimum number of tons per month at prices which are determined in relation to certain prevailing scrap prices. Precipitation iron is shipped to customers via truck and rail. The development of processes for producing copper from low grade ore which does not require the use of precipitation iron has reduced demand for sales of precipitation iron. The sales of low residual scrap steel are made to a variety of steel mills and foundries located throughout the country.

  Sources of Supply. The Company's principal supply of raw material for the production of precipitation iron and low residual scrap is from scrap generated in the manufacture of metal cans and containers. Most of this scrap is purchased directly from container manufacturers. The Company also acquires used cans from municipal waste processors and various scrap dealers. The Company is not dependent upon any single source of supply.

  The following table shows the gross tons of precipitation iron and low residual scrap steel sold in the Company's Western Operations:


                                        FOR THE YEARS ENDED JANUARY 31,
                                        -------------------------------
                                         1994         1993        1992
                                         ----         ----        ----

Precipitation iron..................    76,967       76,992      64,280
Low residual scrap steel............    27,900       28,505      23,809


    OTHER FERROUS SCRAP. The Company, through its joint operations, operates four other ferrous scrap plants in Los Angeles, Boston, Newark and Providence. These plants prepare to customers' specifications various grades of ferrous scrap other than Prolerized Scrap, primarily heavy melting and premium grades, for sale to steel producers and foundries. Processing of this type of scrap consists principally of cleaning, sorting and crushing or cutting the scrap into pieces of proper size which are then inventoried for future shipment or shipped directly principally via rail, barge or ship. The major sources of this type of scrap are industrial manufacturing plants, railroads and scrap dealers. Competition to buy this scrap is significant, with the price paid being the most significant competitive factor.

    NON-FERROUS SCRAP. The non-ferrous metals recovered by several of the Prolerized Scrap plants are processed at facilities in Los Angeles, Jersey City, Boston, Worcester and were previously produced at Vinton and Kansas City. The non-ferrous metal scrap is cleaned and mechanically segregated according to its principal metallic components and shipped to a variety of customers via truck.

    NON-FERROUS METAL RECOVERY. The Company's Coolidge and Seattle locations also include operations from which tin metal is recovered from the recycling of industrial waste solutions and precipitates. These activities, albeit nominal in the past, are expected to increase in nature and scope in the future. See "Research". The volume of tin pounds sold during fiscal 1994, 1993, and 1992 was 361,300, 427,800 and 310,600, respectively.

    RAW MATERIALS AND INVENTORY.  See "Sources of Supply" above under:
"Prolerized Scrap", "Low Residual Steel and Precipitation Iron", and the general discussion under "Other Ferrous Scrap" and "Non-Ferrous Scrap".

    TRADEMARKS.  The Company owns several registered trademarks.   While the
Company regards these trademarks to be of value, it does not consider its business dependent upon them.

    WORKING CAPITAL. The Company's working capital needs are generally satisfied through funds generated from operations, distributions from joint operations and short-term borrowings. As of January 31, 1994, the Company had $12.3 million of net working capital.

    SIGNIFICANT CUSTOMERS. As discussed in Note 10 to the consolidated financial statements and Note 7 to the combined financial statements of the Company's joint operations, the Company and its joint operations have significant customers. The significant customers referred to in Note 10 are associated with operations which the Company has sold. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    BACKLOG. The Company and some of its customers routinely enter into scrap contracts which require delivery of scrap over a period of time. Sales are generally made on a month-to-month or individual order basis. At any point in time the Company may have unfilled commitments with respect to these contracts which will be filled in the normal course of business. At January 31, 1994 the Company had no significant unfulfilled orders.

    GOVERNMENT BUSINESS. The Company does not contract with the U.S. Government and does not have any contracts subject to renegotiation.

    COMPETITION. All facets of the business in which the Company is engaged are highly competitive and are characterized by cyclical fluctuations in profitability depending upon the availability and price of raw scrap and the demand and prices for scrap in the iron and steel industries and in the copper and other non-ferrous metals industries. In addition, the level of profitability of the Company's operations is affected by work stoppages or other events involving the relatively few customers in the industries to which the Company sells its products. Competitive forces facing the Company are further complicated by the fact that a number of the Company's principal customers also conduct scrap supply operations, which provide an internal source of supply. As a result, particularly when the end users' output decreases, much of their requirements for scrap may be filled by related party sources.

    In purchasing its raw scrap and in selling its products, the Company competes with a large number of other scrap dealers and brokers, some of which have greater financial and other resources than the Company, and many of which are small firms operating locally. Competition in the business of the Company involves geographical location of plant, reliability of service and product quality. Prolerized Scrap is sold in connection with other forms of ferrous scrap. While it is a premium, high grade scrap, there are competing processes which also produce a high grade of scrap.

    Research has been and is currently being conducted by others to develop methods for producing copper from low grade ore which would not require the use of precipitation iron, and several such processes have been developed and are technically feasible. Technological changes in the production of copper could further affect future demand for the Company's products.

    Foreign sales are subject to additional factors such as foreign exchange regulations, availability of ships and local laws governing the conduct of business in the countries where such sales are made.

    RESEARCH. The Company continuously updates and improves its operating facilities and processes as technological advances are made.

    The Company's wholly owned subsidiary, Proler Environmental, has developed and tested a gasification technology which uses thermal conversion to recycle hydrocarbon and cellulose-based wastes to produce a synthesis gas suitable for sale to industrial users and utilities. The residual ash produced by this process also has potential commercial use, or may be disposed of as a non-hazardous waste. This technology was developed by Proler Environmental as a joint project with a major Mexican steel company and is the subject of a pending patent application. The Company has successfully tested the process at its 50 ton per day demonstration plant in Houston, Texas on automobile shredder residue, tires, cardboard/paper sludge, municipal solid waste and other industrial wastes.

    The Company is currently assessing the opportunities for and feasibility of various commercial applications of the gasification process, and is having discussions with several companies which may lead to the construction of a 500 ton per day gasification plant. The commercial potential of this process will depend on a number of factors, including the amount of capital investment required for site acquisition and construction, which is expected to be significant; the ability to charge tipping fees for waste materials sufficient to earn an adequate return on investment; the availability of long-term sources of suitable waste materials; the ability to economically dispose of the residual ash or convert it to usable purposes and local demand for the synthesis gas produced by the process. Management initially estimates that costs for a 500 ton per day gasification plant could range from $10 million to $20 million.
Such a plant could be constructed as a stand-alone facility or in tandem with a cogeneration plant or integrated into a manufacturing operation to continuously recycle processed wastes into reusable feedstock and energy. In the event an agreement for the construction of such a gasification plant is consummated in the near future, the Company does not anticipate completion of such a plant until 1996 at the earliest, given the lead time required for construction, permitting and other matters. Management believes that the Company's participation in gasification projects could eventually become a significant part of its future operations. During fiscal 1994, 1993 and 1992 Proler Environmental expended approximately $1.3 million, $1.1 million and $1.1 million, respectively, in connection with the acquisition and development of equipment. Proler Environmental also incurred $0.2 million of research and development expenses during fiscal 1994, exclusive of overhead incurred by the parent company.

    Proler Recycling (formerly Proler Elemental Refining, Inc.) is a wholly owned subsidiary of the Company formed in fiscal 1992 and is engaged in exploring methods of recovering metals from industrial wastes. Its mission is to identify and enter new businesses for metals recovery, particularly in the areas of tin and copper recovery. The Company expended approximately $0.4 million on research activities during fiscal 1994 and approximately $0.2 million during each of fiscal 1993 and fiscal 1992. Additionally, the Company expended approximately $0.4 million on capital projects associated with these operations in fiscal 1994. Due to these successful research activities, the Company intends to expand its operations related to the recycling of metal-bearing wastes during fiscal 1995, and has budgeted capital expenditures for a new plant and equipment (exclusive of any potential acquisitions) of $6 million for this purpose.

    ENVIRONMENTAL MATTERS. Certain materials resulting from the operations of the Company and its joint operations must be handled consistent with various federal and state environmental laws and regulations. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past or present disposal practices would no longer be deemed acceptable by the Environmental Protection Agency ("EPA") or state regulatory agencies. In addition, the Company's business could be adversely affected if its methods of processing various materials were found to be in violation of such laws and regulations. The Company and its joint operations can also be required from time to time to clean-up sites now or formerly used in their operations. See further discussion herein and in "Item 3
- - Legal Proceedings", "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the consolidated financial statements.

    A principal source of metals reclaimed by the Prolerized Scrap plants is the shredding of automobiles. Presently automobile shredder residue ("ASR") produced in these operations constitutes approximately 20% of the scrap weight of each automobile shredded, and is likely to increase as car manufacturers continue to replace metal parts. The EPA and states such as Massachusetts and California have their own testing protocols to determine whether a waste is hazardous and must be managed as such. To date, however, tests of ASR generated by the Company and its joint operations indicate that levels of lead, cadmium and other contaminants covered by the regulations have generally been within acceptable levels under EPA and applicable state regulations.

    Pending further study, the EPA has recognized, based on its study of potential contamination of shredder residue at seven shredder sites, that well-managed shredder operations conducted in an environmentally sound manner provide environmental benefits. The Company and its joint operations have implemented supplier education efforts, source control, inspection and testing programs to identify and reduce the sources of lead and certain other heavy metals in ASR. Incoming material is inspected to ensure that the most probable sources of such materials are removed from automobiles before arriving at the plants. Fuel tanks, exhaust systems, leaded wheel weights and batteries are removed prior to shredding. The Company and its joint operations have also taken certain steps to eliminate from the materials they process capacitors contained in obsolete household appliances ("white goods") often shredded along with automobiles.
Such capacitors are considered by the Institute of Scrap Recycling Industries to be a likely source of polychlorinated biphenyls ("PCB's") in ASR. The Company continues to evaluate additional methods of reducing levels of heavy metals, PCB's and other contaminants in ASR. Should laws and regulations covering hazardous wastes or toxic substances apply to the handling of ASR as a result of the levels of heavy metals, PCBs and other contaminants, the Company could incur substantial expense in so handling ASR. Even absent such a determination, in recent years the Company and its joint operations incurred significant expenditures to dispose of ASR as landfill fees for this material increased. It should be noted, however, that in certain plant locations, such landfill fees have decreased significantly in fiscal 1994. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, is involved in discussions with the Port of Los Angeles (the "Port") and the California Regional Water Quality

Control Board (the "RWQCB") concerning proposals for remediation by HNP of certain environmental conditions at that location. HNP and the Port have also been negotiating a renewal of the Company's lease, which is due to expire on August 30, 1994. The Port is in the completion stages of developing an Environmental Impact Report of HNP activities and site conditions in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next six-year period. In December, 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 provided letters of credit totaling $7.9 million ($3.95 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. HNP is required to provide additional letters of credit and/or incur additional costs of up to $2.0 million (or $1.0 million by each joint owner) in connection with such environmental obligations by September, 1994. HNP has accrued approximately $1.0 million to cover the costs of anticipated remediation at this site.

    Prior to 1988, the Company operated a metals reclamation and shredding facility on a 13-acre property leased from an unrelated third party in Copperton, Utah. The Company has learned that the EPA has recently identified this property as an "Other Potential Source Area" within the boundaries of the Kennecott (South Zone), an approximate 37-square mile site which has been proposed for listing on the National Priorities List. The Company has incurred approximately $550,000 to remediate this site in late 1993 and early 1994, which amount has been expensed in fiscal 1994. Management is unable to determine at this time the Company's exposure, if any, to claims or actions stemming from the EPA's proposal.

    The Company anticipates making $2.4 million in capital expenditures for environmental control facilities during fiscal 1995, including those in connection with the Terminal Island facility. Changes in environmental laws and regulations and their interpretation might require the Company or its joint operations to install additional environmental control equipment and to implement additional compliance procedures.

    EMPLOYEES. As of January 31, 1994, the Company and its consolidated subsidiaries employed 148 people including 53 employed at the Kansas City and Vinton plants. At the same date, the joint operations employed 379 employees.


(E)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

    The Company is primarily selling to domestic markets and the joint operations are primarily selling to international markets. The Company made export sales, exclusive of its share of export sales of the joint operations, of $472,000 in fiscal 1992 and none in fiscal 1993 and 1994.

    The table below summarizes for the last three fiscal years the Company's export sales by geographical area, inclusive of its share of the export sales of each joint operation in which it owns an interest (dollars in thousands):


                                                             FOR THE YEARS ENDED JANUARY 31,
                                                      -------------------------------------------
                                                          1994           1993            1992
                                                      -----------    ------------    ------------
To Customers in Europe.................              $       --           $ 1,854         $ 3,541
To Customers in the Far and Near East..                   122,086          79,712          84,485
To Customers in Mexico.................                      --               795           2,272
To Customers in South America..........                     3,044           1,751           2,458
To Customers in Canada.................                     4,961             104              69
To Other Export Customers..............                     2,003             299             --
                                                      -----------    ------------    ------------
Total Export Sales.....................                  $132,094         $84,515         $92,825
                                                      ===========    ============    ============

Item 2.  Properties.

          The Company's executive offices at 4265 San Felipe, Suite 900 in Houston, Texas occupy 8,500 square feet of leased space. The Company owns approximately 167 acres of land on the Houston, Texas ship channel utilized as the site for Proler Environmental's activities and a nearby 36-acre tract of land previously used in connection with operations at its Houston plant.

          The five remaining Prolerized Scrap plants are each owned by a joint operation in which the Company or a consolidated subsidiary has an interest. In addition to a Prolerized Scrap plant, these sites include extensive facilities for sorting, handling and processing scrap. The approximate size of each site used by the Company's joint operations and the expiration date of any lease for each are listed separately below:

     LOCATION                      SIZE          EXPIRATION DATE OF LEASE
     --------                      ----          ------------------------
     Los Angeles, California...   4 acres                 02/14/99
     Los Angeles, California...  22 acres              08/30/94 (1)
     Boston, Massachusetts.....  29 acres           Property owned(1)
     Jersey City, New Jersey...  55 acres           Property owned(1)
     Newark, New Jersey........  16 acres           Under negotiation
     Queens, New York..........   5 acres           Property owned(1)
     Worcester, Massachusetts..  21 acres           Property owned(1)
     Providence, Rhode Island..  16 acres                 12/31/99
     Providence, Rhode Island..   6 acres                 12/31/99

- ---------------
          (1) Prolerized Scrap Plant Operation.

     The Company has been notified that a portion of the Worcester, Massachusetts property owned by one of its joint operations may be taken by eminent domain in order to extend a state highway.

     The Company owns both of its precipitation iron plants. The plants at Coolidge, Arizona and Lathrop, California are on approximately 80 acres and 15 acres of land, respectively. The Company's Seattle, Washington low residual ferrous and detinning plant is located on approximately two acres of leased land.

     In addition to the above, the Company owns approximately 171 acres in various parts of the country which are not used in current operations. The Company also holds the 13-acre tract of land on which the Copperton, Utah plant was located under a lease which expires September 30, 1995. In addition, the joint operations own or lease industrial property which is being used for feeder yards or will be used for expansion of facilities.

     The management of the Company believes that all of the plants operated by the Company or by its joint operations are equipped and maintained to adequately support the present operations at such plants, and are served by transportation and other facilities adequate to permit efficient operation.

ITEM 3.  LEGAL PROCEEDINGS.

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992, HNP has been involved in discussions with the RWQCB regarding a cleanup and abatement order issued administratively by the RWQCB on May 15, 1991. HNP and the RWQCB have agreed on certain procedures and a timetable to implement corrective actions to abate the effects of emissions allegedly containing elevated levels of PCB's, which the order alleges have been discharged into the Los Angeles Harbor from HNP's Terminal Island facility. HNP has implemented the corrective action programs in compliance with an agreed upon timetable. If these corrective actions are successful, the RWQCB has informed HNP the order will be rescinded.

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992, the Company and Herman Proler, individually, have been named as defendants in a case styled Richard Neu v. Hugo Neu & Sons, Inc., pending in the United States District Court for the Central District of California, No. CV-90 0551 WDK (Kx). This case was filed by Richard Neu against Hugo Neu & Sons, Inc. ("HNS"), HNP, the Company, Herman Proler and certain officers and directors of HNS. The plaintiff alleges causes of action arising out of his termination in December, 1988 as general manager of HNP. On April 22, 1993, the Company entered into an agreement with the plaintiff under which the Company would pay plaintiff a total of $450,000 in settlement of this matter, of which at least $175,000 would be covered by the Company's insurance. The settlement agreement with the Company is contingent upon the implementation of a further settlement agreement between the plaintiff and certain other defendants which requires parties other than the Company to obtain certain tax rulings and court approvals on matters unrelated to the Company. Trial is currently set for November 15, 1994. The Court has granted several continuances to permit the implementation of the settlement and it is anticipated that the court will continue to do so in the future if necessary.

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992, the Company and HNP were parties in a lawsuit styled Proler International Corp. v. Pick-Your-Part Auto Wrecking, Inc. et al in the 165th Judicial District Court, Harris County, Texas. This case was originally brought by the Company on March 24, 1988 against Pick-Your-Part ("PYP") and others for damages arising out of violations of a 1984 Sales Agreement requiring PYP to sell certain scrap materials to the Company and HNP. PYP filed certain counterclaims against the Company and HNP alleging breach of contract, breach of duties of good faith and fair dealing and fraud. The trial of this case began on March 7, 1994. On March 11, 1994, the parties entered into an agreement in settlement of all litigation, claims and counterclaims pursuant to which HNP agreed to pay PYP $1.1 million (of which $550,000 is the Company's share), and PYP and HNP entered into an agreement granting HNP a right of first refusal to purchase PYP's scrap metals for a period of nine years. HNP has accrued $1.4 million as of December 31, 1993 covering this settlement and all of its remaining litigation expenses related to this matter.

     The Company is also subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters To a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the quarter ended January 31, 1994.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name and age of each executive officer of the Company, all positions and offices held by each person named and the period during which each person named has served as an officer of the Company. Unless otherwise stated below, each person has held such positions and offices for more than the past five years:

                                                                                                 SERVED
                                                                                                  AS AN
                                                                                               OFFICER OF
       NAME                          AGE          POSITION AND OFFICES HELD                   COMPANY SINCE
- ----------------------------------   ---  ---------------------------------------             -------------

Herman Proler                        66   Chairman of the Board of Directors,
                                           Chief Executive Officer, Director (1)                  1948
Michael F. Loy                       48   Vice President-Finance, Chief Financial
                                           Officer and Secretary (2)                              1992
Dennis Caputo                        47   Vice President-Environmental
                                           and Safety Compliance (3)                              1989
Norman Bishop                        63   Vice President-Technical (4)                            1993
Ian Linton                           34   Vice President-Western Operations (5)                   1991
David A. Juengel                     34   Vice President, Treasurer and
                                           Assistant Secretary (6)                                1991

- -------------
(1) Prior to December 13, 1985, Herman Proler served as President of the Company, and has been performing the duties of Chairman and CEO since 1985.

(2) Mr. Loy joined the Company on August 1, 1992 as Vice President-Finance and Chief Financial Officer and on December 8, 1992 was elected to the additional position of Secretary of the Company. Prior to joining the Company, Mr. Loy served from 1989 to 1992 as Director and President of MFL Consulting Group, Inc. From 1987 to 1989, he served as Director, Vice President and Chief Financial Officer of Cabot Energy Corporation.

(3) Mr. Caputo joined the Company on June 8, 1989, as Vice President-Environmental and Safety Compliance. Prior to June 8, 1989, Mr. Caputo was a principal with ENSR Consulting and Engineering.

(4) Mr. Bishop joined the Company on February 13, 1989 and served as Vice President of Proler Environmental. He was elected Vice President-Technical of the Company on April 12, 1993. Prior to February 13, 1989, Mr. Bishop was Vice President of Zia Technology, Inc. for seven years.

(5) Mr. Linton joined the Company on May 20, 1991. He was elected Vice President-Refining on June 12, 1991 was promoted to Vice President-Western Operations on December 8, 1992. Prior to his employment with the Company, Mr. Linton was employed as Group Manager of Capper Pass & Son Limited, North Humberside, England.

(6) Mr. Juengel joined the Company on September 23, 1988 as Tax Manager. He was elected Assistant Vice President of Finance and Accounting on September 11, 1991 and was promoted to Vice President, Treasurer and Assistant Secretary on December 8, 1992. Prior to his employment with the Company, Mr. Juengel was employed as a Tax Manager by Ernst & Young and Coopers & Lybrand.

     The term of office of each of the above officers is until the next annual meeting of directors or until his successor has been duly elected and qualified.

                                P A R T     I I

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND STOCKHOLDER MATTERS

     The table below summarizes the high and low sales prices reported on the New York Stock Exchange for shares of the Company's common stock. There have been no cash dividends declared for the last two fiscal years.

       HIGH AND LOW SALES PRICES OF COMMON STOCK BY FISCAL QUARTERS/(1)/

                         FOR THE YEARS ENDED JANUARY 31,
                         -------------------------------
                               1994            1993
                         ---------------  --------------
                          HIGH     LOW     HIGH     LOW
                         -------  ------  -------  -----

       First quarter...   $101/4  $ 65/8   $103/8  $71/8
       Second quarter..    10       7        77/8   43/4
       Third quarter...    133/8    71/4     65/8   4
       Fourth quarter..    141/2   115/8     91/2   35/8


- ------------
     (1) The Company's common stock is traded on the New York Stock Exchange. As of April 14, 1994, there were 436 holders of record of the Company's common stock.

     The Company's Board of Directors suspended the payment of dividends on the Company's Common Stock in fiscal 1992. Also, the Company's credit agreement with a bank prohibits the payment of cash dividends (see Note 4 to the consolidated financial statements).

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

     The table below sets forth a summary of selected consolidated financial information of the Company and its subsidiaries for the periods indicated:

                                          FOR THE YEARS ENDED JANUARY 31,
                            -------------------------------------------------------------
                                1994         1993         1992         1991        1990
                            ------------  -----------  -----------  -----------  --------
                                    (Dollars in thousands except per share amounts)
Net sales (1).............      $43,706      $63,842     $110,890     $107,994   $100,687
                                =======      =======     ========     ========   ========
Net income (loss).........      $(2,262)     $(9,909)    $(16,328)    $(11,532)  $  4,156
                                =======      =======     ========     ========   ========
Net income (loss) per
share.....................      $  (.48)     $ (2.10)    $  (3.47)    $  (2.45)  $    .88
                                =======      =======     ========     ========   ========
Total assets..............      $66,583      $77,799     $119,173     $149,536   $130,863
                                =======      =======     ========     ========   ========
Long-term debt............      $   --       $ 5,000     $    --      $    --    $  2,150
                                =======      =======     ========     ========   ========
Cash dividends per share..      $   --       $   --      $   .325     $    .52   $    .51
                                =======      =======     ========     ========   ========

- ---------
(1) The Company sold its Houston plant in July, 1992 which accounted for most of the revenue decline since that date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company has sustained net losses for the past four years although such losses narrowed in fiscal 1994 to $2.3 million from $9.9 million in fiscal 1993 and $16.3 million in fiscal 1992. In general, the Company's results of operations were adversely impacted in fiscal 1992 and 1993 by weak demand and lower sales prices. Since December, 1992, however, domestic and international sales prices have increased, as has tonnage sold to customers.

     The Company is primarily engaged, directly and through its subsidiaries and its corporate and unincorporated joint operations, in buying, processing for recycling and selling ferrous and other scrap metals. While the Company sells products from its consolidated operations primarily to domestic markets, the joint operations primarily export scrap to foreign markets. The Company's and its joint operations' business is characterized by cyclical fluctuations in profitability depending upon the availability and price of raw scrap and the demand and prices for processed scrap by the iron and steel industries and the non-ferrous metals industries.

     The Company's unincorporated joint operations are structured so that the participants advance and withdraw funds equally, and policy decisions require the unanimous consent of the participants. The Company makes advances to the joint operations on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives periodic distributions from its joint operations, primarily for the sales proceeds of shipments. During fiscal 1994, the Company's distributions from joint operations exceeded advances by $16.2 million.

     The terms of the HPNJ and HPI joint venture agreements expire May 25, 1994 unless extended by unanimous consent of the partners. The Company's future involvement with these joint ventures is uncertain at this time; however, in the event of their dissolution, management anticipates that the carrying value of the underlying assets would be recovered.

     Raw material for the Proler Process, consisting primarily of scrap automobiles, is purchased on a day-to-day basis from a large number of small suppliers, including automobile salvage yards, scrap dealers and truckers. In order to maintain its sources of supply, the Company and its joint operations purchase raw materials from their suppliers even during periods when they face lower demand and lower prices for the products they sell. The principal supply of raw material for the production of precipitation iron and low residual steel is from scrap generated in the manufacture of metal cans and containers primarily purchased directly from container manufacturers. The Company also acquires used cans from municipal waste processors and various scrap dealers.

     The Company does not determine contribution to gross profits by its various product lines, which necessarily would involve a number of arbitrary cost allocations. However, it can generally be stated that, while gross profit margins vary between the product lines and from year-to-year, gross profit margins historically have been higher on Prolerized Scrap than on precipitation iron and other ferrous scrap, although in recent years the gross profit margins on Prolerized Scrap declined due to the costs of disposing of automobile shredder residue.

     As described in "Item 1 - Current Developments", the Company has developed a five-year business plan intended to enable the Company to make a transition from its current participation in the highly cyclical scrap business primarily through its joint operations, to a recycling company engaged in environmental services and metals recovery with majority control of its significant assets. With the divestitures of the domestic scrap operations, the Company's principal scrap processing business will be conducted through its joint operations, with the Company's remaining revenues derived from the Western Operations.

LIQUIDITY, FINANCING AND CAPITAL RESOURCES

     During fiscal 1994, the Company repaid all of its outstanding bank debt, primarily by using the proceeds from the liquidation of inventories in the joint operations. At January 31, 1994, the Company had net working capital of $12.3 million as compared to $7.1 million at January 31, 1993. Subsequent to January 31, 1994, the Company sold its Kansas City, Kansas scrap processing operation for $5.0 million and its Vinton, Texas scrap processing plant for $2.6 million. (See Note 12 to the consolidated financial statements.) Certain real estate and other assets are currently for sale.

     In October 1993, the Company entered into an amended credit agreement with a bank, described in Note 4 to the consolidated financial statements, which provides for a $15 million revolving line of credit and a $7 million letter of credit facility. No borrowings are outstanding under the revolver and $5.4 million of letters of credit are outstanding under the letter of credit facility. The revolver and letter of credit facility terminate on October 31, 1994 and March 31, 1995, respectively. The Company's ability to borrow against assets of the joint operations may be limited by the Company's inability to grant a direct security interest in those assets to the bank and by certain limitations on the Company's ability to pledge its interests in the joint operations.

     The Company is engaged in ongoing proceedings and communications with regulatory authorities concerning environmental matters, and ongoing litigation regarding non-environmental matters. An adverse outcome in these legal proceedings, or any significant additional expenditures that may be required in order for the Company or its joint operations to operate in accordance with environmental laws and regulations, or to clean up sites now or formerly used by them, could affect the Company's financial position.

     Capital expenditures of $2.6 million in fiscal 1994 were primarily for the replacement and improvement of plant and equipment. Included in this amount was approximately $1.3 million of capital expenditures by Proler Environmental. The Company's share of joint operations' capital expenditures for fiscal 1994 was $2.0 million, most of which was also expended for replacement and improvement of plant and equipment. In addition, during fiscal 1994, the Company provided a standby letter of credit in the amount of $3.95 million to assure compliance with environmental covenants in a joint operation's lease for the Los Angeles facility. Further, the Company may have to provide an additional letter of credit and/or incur additional costs of $1.0 million in fiscal 1995 in connection with this facility. See Note 8 to the consolidated financial statements.

     As discussed in Item 1 - "Current Developments" and "Research", the Company is continuing to develop and test industrial waste processing and recovery technologies. Proler Recycling has budgeted capital expenditures (exclusive of any potential acquisitions) of $6 million in fiscal 1995. Also, Proler Environmental expects to incur significant capital expenditures in the commercial application of its gasification process; however, the amount and timing of such expenditures is uncertain. Management believes that external financing sources, coupled with internally generated funds, will be sufficient to fund such capital outlays.

FISCAL 1994 COMPARED TO FISCAL 1993

     Consolidated net sales in fiscal 1994 of $43.7 million were 32% lower than consolidated net sales of $63.8 million in fiscal 1993. Consolidated cost of sales in fiscal 1994 of $42.7 million were 33% lower than consolidated cost of sales of $63.9 million in fiscal 1993. The decreases in both consolidated net sales and cost of sales were principally due to the sale of the Company's Houston plant in July, 1992. See Note 5 to the consolidated financial statements. The Company recorded net sales of $24.4 million and $22.6 million cost of sales attributable to the Houston plant in fiscal 1993. With the Company's divestiture of its domestic scrap operations, consolidated sales are expected to further decrease in fiscal 1995. In fiscal 1994, the Company recorded net sales of $21.0 million and $8.1 million attributable to its Kansas City and Vinton plants, respectively.

     Excluding the Houston plant from fiscal 1993 results, the following table highlights the more significant operating statistics and percentage changes between fiscal years 1994 and 1993 of the remaining Company-operated plants (dollars in thousands):

                                            For the years ended  January 31,
                                          ------------------------------------
                                            1994          1993       % Change
                                          ---------     --------     ---------
  Sales volumes (gross tons)........        324,600      294,100        10%
  Net sales.........................       $ 43,706     $ 39,394        11%
  Cost of sales.....................       $ 42,669     $ 41,904         2%
  Gross profit (loss)...............       $  1,037     $ (2,510)       --


     The overall improvement in profit margins in fiscal 1994 is due to price and volume increases. The average shredded scrap prices during fiscal 1994 were 20% higher as compared to average prices during fiscal 1993. The 10% increase in volumes during these comparative periods is primarily attributable to increased volumes at the Company's Kansas City and Vinton plants. The Company's Kansas City plant had lower sales volumes during fiscal 1993 due to the loss of a principal customer. The development of new customers during the latter half of fiscal 1993 and into fiscal 1994 resulted in an increase in volumes sold at that location during fiscal 1994. The increase in volumes sold at the Vinton plant was a result of increased emphasis in procurement activities and less plant downtime.

     In recent years, the Company had encountered increased costs of ASR disposal. These costs have continued to represent a significant expenditure for the Company and its joint operations. In fiscal 1994, however, the overall per ton disposal cost decreased as compared to fiscal 1993. The Company and its joint operations are continuing to evaluate and further test methods of reducing these costs.

     Earnings from joint operations increased to $2.8 million compared to a fiscal 1993 loss of $5.7 million. The improvement is primarily a result of increased export sales prices and tonnages sold. The average sales price per ton of scrap was $118 in fiscal 1994 as compared to $98 in fiscal 1993. Tonnage shipped in fiscal 1994 increased 28% or by approximately 585,000 tons as compared to fiscal 1993. The average cost of sales per ton of scrap sold for the year ended January 31, 1994 was $113 compared to $99 for fiscal 1993. Cost of sales per ton would have been approximately $5 lower in fiscal 1994 using replacement cost. The Company's share of the joint operations' general and administrative expenses decreased by approximately $1.4 million primarily because of lower environmental remediation expense and lower legal and professional fees. Also included within earnings from joint operations is the Company's share of a $1.0 million gain recorded in October, 1993 resulting from the sale of assets of the Company's 50 percent-owned Prolerized Chicago Corporation joint operation. See Note 5 to the consolidated financial statements. As anticipated, fourth quarter fiscal 1994 tonnage shipped by the joint operations decreased from volumes shipped in the third quarter. These reduced volumes combined with higher inventory buying prices, higher repair and maintenance expenses and a litigation settlement resulted in a fourth quarter loss from joint operations of $1.2 million.

     Selling, general and administrative expenses of $4.5 million in fiscal 1994 decreased $3.0 million or 40% compared to fiscal 1993. The decrease is primarily attributable to the decrease in administrative personnel associated with the Company's Houston plant which was sold in July, 1992.

     Interest expense decreased 54% in fiscal 1994 compared to fiscal 1993 due to the decrease in outstanding bank indebtedness between the years. The Company's interest income in fiscal 1994 decreased 15% compared to fiscal 1993 due to the reduction in interest rates offset by higher cash balances.

     Included in other expense in fiscal 1994 are costs of approximately $0.5 million associated with the site restoration of leased property on which the Company had operated a precipitation iron plant. The plant was shut down in
fiscal 1988.   Fiscal 1993 other income included approximately $0.7 million attributable to the settlement of a lawsuit regarding certain deposits in connection with the discontinued Buffalo Steel project.

     Income taxes for fiscal 1994 increased $3.4 million in comparison to fiscal 1993 resulting in a provision for fiscal 1994 of $0.6 million. The change was principally the result of a $2.7 million decrease in the deferred tax benefit for fiscal 1994 primarily due to asset sales and a $0.7 million increase in taxes at the joint operations.

     Effective February 1, 1993, the Company changed its method of accounting for income taxes as more fully described in Note 6 to consolidated financial statements. The cumulative effect on prior years of this change decreased fiscal 1994 net loss by $118,000. With the accounting method change, the Company has a net deferred tax asset of $6.4 million, which has been fully reserved as of January 31, 1994.

FISCAL 1993 COMPARED TO FISCAL 1992

     Weak demand for the Company's products continued during fiscal 1993, resulting in lower sales prices and a significant reduction in the tonnage of products sold. Consolidated net sales in fiscal 1993 of $63.8 million were 42% lower than consolidated net sales of $110.9 million in fiscal 1992.
Consolidated cost of sales in fiscal 1993 of $63.9 million were 44% lower than consolidated cost of sales of $114.0 million in fiscal 1992. The decreases in both consolidated net sales and cost of sales were principally due to the sale of the Company's Houston plant in July 1992, which resulted in a net gain on sale of $1.6 million. See Note 5 to the consolidated financial statements. The Company recorded net sales of $24.4 million in fiscal 1993 and $57.4 million in fiscal 1992 attributable to the Houston plant. Cost of sales attributable to the Houston plant were $22.6 million and $55.6 million for fiscal years 1993 and 1992, respectively.

     Excluding the Houston plant from both fiscal 1993 and 1992, the following table highlights the more significant operating statistics and percentage change of the remaining Company-operated plants (dollars in thousands):

                                            For the years ended  January 31,
                                         -------------------------------------
                                            1993         1992        % Change
                                         ---------     --------     ----------
Sales volumes (gross tons)........         294,100      384,300         (23)%
Net sales.........................        $ 39,394     $ 53,536         (26)%
Cost of sales.....................        $ 41,904     $ 56,323         (26)%
Gross profit (loss)...............        $ (2,510)    $ (2,787)         10 %

Sales declined due to the decrease in tonnage sold, combined with reduced sales prices. However, sales prices began increasing in December, 1992. The average domestic shredded scrap price composite was $102 per ton during fiscal 1992, as compared to a price of $114 per ton in April, 1993.

     During fiscal 1993, the principal customer of PSC initiated a reduced pricing structure and significantly decreased its purchases from PSC as it expanded its sources for scrap. Although PSC has begun to replace the volume lost as a result of this change by developing new customers, the impact on PSC's operations in fiscal 1993 was significant, resulting in an operating loss by PSC of $0.1 million during fiscal 1993 as compared to operating income of $1.0 million during fiscal 1992.

     The Company's cost of sales (excluding the Houston plant) decreased as a result of reduced volumes processed, as well as a reduction in site restoration costs as compared to the previous year. The Company (exclusive of its joint operations) incurred $0.5 million in site restoration and clean-up costs in fiscal 1993 as compared to $1.7 million in fiscal 1992. The losses for fiscal 1993 also include a write-down of $0.7 million with respect to the inventory of the Company's pipe division which was liquidated during the fiscal year.

     Among the higher operating costs encountered by the Company in recent years have been increased costs for disposing of ASR. Although costs of disposing of ASR have declined in recent years from the high point reached in fiscal 1990, these costs still represent a significant expenditure for the Company and its joint operations. The industry and the Company are currently evaluating and testing methods to reduce the cost of ASR disposal. Unless an acceptable and less costly method of disposal is developed, the costs of disposing of ASR will continue to adversely affect the Company and its joint operations. During fiscal 1993, the Company (exclusive of its joint operations) incurred costs to dispose of ASR of $0.8 million as compared to $0.9 million in fiscal 1992.

     The Company incurred a loss of $5.7 million from joint operations in fiscal 1993, compared to a loss of $3.3 million in fiscal 1992. The losses from the joint operations are primarily the result of a weak international market for scrap which continued in fiscal 1993, resulting in lower sales prices during most of the year. The Company's share of joint operations' tonnage sold increased by 7% in fiscal 1993 as compared to fiscal 1992, and its share of joint operations sales by dollar amount was 8% lower in fiscal 1993 than in fiscal 1992. The loss from the joint operations includes a write-off of $0.7 million representing the acceleration of the amortization of intangible assets of one of the joint operations. The joint operations have, to an even greater degree than the Company, incurred substantial costs (approximately $11.4 million in fiscal 1993 and approximately $12.8 million in fiscal 1992, of which the Company's share was $4.7 million in fiscal 1993 and $5.1 million in fiscal 1992) to dispose of ASR, since the joint operations shred more scrap and consequently generate more ASR, and also incur more third-party costs to dispose of ASR than the Company. Gross profits of the joint operations have also been negatively impacted by increased legal and environmental costs. The Company's share of these costs was $1.9 million in fiscal 1993 as compared to $1.5 million in fiscal 1992. Despite the continued decline in the joint operation sales during fiscal 1993, accumulation of new inventories was curtailed as compared to earlier years and existing inventories were significantly reduced, resulting in the Company's receiving net distributions from the joint operations of $8.5 million in excess of its advances, as compared to net advances of $7.0 million made by the Company to the joint operations in fiscal 1992.

     Selling, general and administrative costs in fiscal 1993 of $7.5 million were 15% lower than fiscal 1992. The decrease is primarily the result of a decrease in legal costs and a decrease in administrative personnel attributable to the sale of the Company's Houston plant.

     Interest expense decreased 37% in fiscal 1993 compared to fiscal 1992 due to a decrease in the weighted average interest rate and a decrease of outstanding indebtedness from $35 million to $10 million during fiscal 1993. The Company's interest income in fiscal 1993 decreased 39% compared to fiscal 1992 due to average cash and cash equivalents being lower throughout the year and a reduction of interest rates.

     Included in other income in fiscal 1993 is $0.7 million attributable to the settlement of a lawsuit regarding certain deposits in connection with the discontinued Buffalo Steel project.

     The income tax benefit of $2.8 million in fiscal 1993 is principally the result of a deferred tax benefit of $1.7 million from the sale of the Company's shares in Maru and $0.8 million of deferred tax benefit resulting from the sale of assets of the Company's Houston plant. The benefit of $4.9 million in fiscal 1992 is principally the result of a current tax benefit of $3.6 million from the carryback of net operating losses to fiscal years 1989 and 1990 and a deferred tax benefit of $1.5 million resulting from the utilization of net operating loss carryforwards.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

     The Company's operations are subject to environmental laws and regulations, and the Company is involved in ongoing proceedings and communications with regulatory authorities concerning environmental matters. It is possible that, as a result of these proceedings and communications, the Company may in the future incur additional costs to assure compliance with environmental laws and regulations, or it may be required to modify or curtail operations. In the past, the Company has incurred significant environmental costs in connection with the clean-up and handling of materials at sites operated by the Company. See Note 8 to the consolidated financial statements.

NEW ACCOUNTING STANDARDS

     Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." The cumulative effect on prior years of the adoption of SFAS No. 109 decreased net loss by $118,000 or $.03 per share for fiscal 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

INFLATION

     The effect of inflation upon the Company has been less during the past several years than in preceding periods as the inflation rate in general has declined.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required under this item begins on page 25 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There is no matter required to be disclosed in response to this item.

                               P A R T     I I I

     In accordance with paragraph (3), of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended January 31, 1994, a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                P A R T     I V

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) & (2)  -  Financial Statements and Financial Statement Schedules:
            Reference is made to the index on page 25 of this Report.
      (3) - Exhibits: References made to the list on pages 68-70 of the exhibits filed with this Report.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                           PROLER INTERNATIONAL CORP.
                                                   (COMPANY)

May 2, 1994                                  /S/ HERMAN PROLER
                                                 HERMAN PROLER,
                                              CHAIRMAN OF THE BOARD,
                                             CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)

May 2, 1994                                 /S/ MICHAEL F. LOY
                                                MICHAEL F. LOY
                                            VICE PRESIDENT - FINANCE
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.


May 2, 1994                                     /S/ HERMAN PROLER
                                              HERMAN PROLER, DIRECTOR

May 2, 1994                                    /S/ RICHARD B. MAYOR
                                             RICHARD B. MAYOR, DIRECTOR

May 2, 1994                                     /S/ JOHN J. MCKENNA
                                             John J. McKenna, Director

May 2, 1994                                       /S/ HARVEY ALTER
                                               HARVEY ALTER, DIRECTOR

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                           PAGE(S)
                                                                                                                           -------
PROLER INTERNATIONAL CORP. AND SUBSIDIARIES:
 Report of Independent Accountants ...........................................................................                  26
 Consolidated Financial Statements:
  Balance Sheets at January 31, 1994 and 1993 ................................................................                  27
  Statements of Operations for the three years ended January 31, 1994 ........................................                  28
  Statements of Stockholders' Equity for the three years ended January 31, 1994 ..............................                  29
  Statements of Cash Flows for the three years ended January 31, 1994 ........................................                  30
  Notes to Consolidated Financial Statements .................................................................               31-45
 Consolidated Financial Statement Schedules:
     V -  Property, plant and equipment, for the three years ended January 31, 1994 ..........................                  46
    VI -  Accumulated depreciation, depletion and amortization of property, plant and
          equipment for the three years ended January 31, 1994 ...............................................                  47
    IX -  Short-term borrowings for the three years ended January 31, 1994 ...................................                  48
     X -  Supplementary income statement information for the three years ended
          January 31, 1994 ...................................................................................                  49


PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS:
 Reports of Independent Accountants ..........................................................................                 50-53
 Combined Financial Statements:
  Balance Sheets at January 31, 1994 and 1993 ................................................................                    54
  Statements of Operations for the three years ended January 31, 1994 ........................................                    55
  Statements of Stockholders' and Partners' Equity for the three years ended
      January 31, 1994 .......................................................................................                    56
  Statements of Cash Flows for the three years ended January 31, 1994 ........................................                    57
  Notes to Combined Financial Statements .....................................................................                 58-64
 Combined Financial Statement Schedules:
   V -  Property, plant and equipment, for the three years ended January 31, 1994 ............................                    65
  VI -  Accumulated depreciation, depletion and amortization of property, plant and
        equipment for the three years ended January 31, 1994 .................................................                    66
   X -  Supplementary income statement information for the three years ended
        January 31, 1994 .....................................................................................                    67

Schedules other than those listed above are omitted because they are either not required, not applicable or the required information is presented in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Proler International Corp.

  We have audited the consolidated financial statements and the financial statement schedules of Proler International Corp. and subsidiaries listed in the index on page 25 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proler International Corp. and subsidiaries as of January 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

  As discussed in Notes 1 and 6 to consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.



                                                            COOPERS & LYBRAND



Houston, Texas
April 29, 1994

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 1994 AND 1993


                                                                            1994      1993
                                                                          --------  --------
                                ASSETS                                       (in thousands)
                                ------
Current assets:
 Cash and cash equivalents............................................     $ 7,307   $ 7,057
 Accounts receivable, trade...........................................       6,443     4,313
 Other receivables....................................................         165       628
 Inventories..........................................................       1,910     2,046
 Maintenance parts....................................................       1,150     1,447
 Prepaid expenses.....................................................         775       527
                                                                           -------  --------
   Total current assets...............................................      17,750    16,018
Investments in joint operations, at equity............................      26,273    40,138
Property, plant and equipment, net....................................      18,671    17,443
Other assets..........................................................       3,889     4,200
                                                                           -------  --------
    Total assets......................................................     $66,583   $77,799
                                                                           =======  ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
 Bank debt, current portion...........................................     $    --   $ 5,000
 Accounts payable, trade..............................................       2,267     1,649
 Accrued liabilities..................................................       2,971     2,285
 Other current liabilities............................................         200        --
                                                                           -------  --------
   Total current liabilities..........................................       5,438     8,934
Bank debt, long-term portion..........................................          --     5,000
Deferred compensation.................................................       2,989     3,329
Deferred federal income taxes.........................................          --       118
Commitments and contingencies
Stockholders' equity:
 Common stock, par value $1 per share; authorized 15,000,000 shares;
   issued and outstanding, 5,351,460 shares...........................       5,351     5,351
 Capital in excess of par value.......................................         192       192
 Retained earnings....................................................      58,731    60,993
                                                                           -------  --------
                                                                            64,274    66,536
Less 640,500 shares of treasury stock, at cost........................      (6,118)   (6,118)
                                                                           -------  --------
Total stockholders' equity............................................      58,156    60,418
                                                                           -------  --------
    Total liabilities and stockholders' equity........................     $66,583   $77,799
                                                                           =======  ========



   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         1994         1993        1992
                                                       ---------    --------    --------

Net sales.............................................  $ 43,706    $ 63,842    $110,890
Cost of sales.........................................    42,669      63,917     113,981
                                                        --------    --------    --------
    Gross profit (loss)...............................     1,037         (75)     (3,091)
Earnings (loss) from joint operations.................     2,768      (5,660)     (3,327)
Selling, general and administrative expenses..........    (4,538)     (7,545)     (8,883)
                                                        --------    --------    --------
    Operating loss....................................      (733)    (13,280)    (15,301)
Gain on sale of assets, net...........................        --       1,560          --
Write off of fixed asset and deposit..................        --          --      (3,495)

Other income (expense):
    Interest expense..................................      (835)     (1,810)     (2,869)
    Interest income...................................       162         191         311
    Other, net........................................      (406)        573         131
                                                        --------    --------    --------
                                                          (1,079)     (1,046)     (2,427)
                                                        --------    --------    --------
Loss before income taxes and accounting change........    (1,812)    (12,766)    (21,223)
Provision (benefit) for income taxes..................       568      (2,857)     (4,895)
                                                        --------    --------    --------
Loss before accounting change.........................    (2,380)     (9,909)    (16,328)
Cumulative effect of change in accounting for income
  taxes...............................................       118          --          --
                                                        --------    --------    --------
Net loss..............................................   $(2,262)   $ (9,909)   $(16,328)
                                                        ========    ========    ========


Weighted average shares outstanding...................     4,711       4,708       4,703
                                                        ========    ========    ========

Per share:
   Loss before accounting change......................  $   (.51)   $  (2.10)   $  (3.47)
   Cumulative effect of change in
    accounting for income taxes.......................       .03          --          --
                                                        --------    --------    --------
   Net loss...........................................  $   (.48)   $  (2.10)   $  (3.47)
                                                        ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                   (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                    CAPITAL
                                                   IN EXCESS                               TOTAL
                                          COMMON     OF PAR    RETAINED     TREASURY    STOCKHOLDERS'
                                          STOCK      VALUE     EARNINGS      STOCK         EQUITY
                                          ------   ---------   --------     --------    ------------
Balance:  January 31, 1991.............   $5,343      $148     $ 88,758     $(6,118)      $ 88,131
Net loss...............................       --        --      (16,328)         --        (16,328)
Cash dividends, $.325 per share........       --        --       (1,528)         --         (1,528)
Issued 4,080 shares under stock grant..        4        30           --          --             34
                                          ------      ----     --------     -------       --------
Balance:  January 31, 1992.............    5,347       178       70,902      (6,118)        70,309
Net loss...............................       --        --       (9,909)         --         (9,909)
Issued 4,080 shares under stock grant..        4        14           --          --             18
                                          ------      ----     --------     -------       --------
Balance:  January 31, 1993.............    5,351       192       60,993      (6,118)        60,418
Net loss...............................       --        --       (2,262)         --         (2,262)
                                          ------      ----     --------     -------       --------
Balance:  January 31, 1994.............   $5,351      $192     $ 58,731     $(6,118)      $ 58,156
                                          ======      ====     ========     =======       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)

                                                                     1994       1993       1992
                                                                   ---------  ---------  ---------
Cash flows from operating activities:
Net loss.........................................................  $ (2,262)  $ (9,909)  $(16,328)
Adjustments to reconcile net loss to cash:
 Depreciation....................................................       849      2,184      3,077
 Gain on sale of assets..........................................        --     (1,560)        --
 Provision for bad debts.........................................        --        192         63
 Write off of fixed asset and deposit............................        --         --      3,495
 Loss from joint operations and advances,
  net of distributions...........................................        --         --     (3,668)
 Deferred federal income taxes...................................        --     (2,660)    (1,496)
 Cumulative effect of accounting change..........................      (118)        --         --
 Issuance of common stock under stock grant......................        --         18         34
Decrease (increase) in assets:
 Accounts receivable, trade......................................    (2,130)     7,143       (441)
 Other receivables...............................................       463      2,234     (1,840)
 Inventories and maintenance parts...............................       433      8,339     19,798
 Prepaid expenses................................................      (248)       267         89
 Other assets....................................................       311         35      6,217
Increase (decrease) in liabilities:
 Accounts payable, trade.........................................       618     (2,421)    (4,285)
 Accrued liabilities.............................................       686     (1,154)      (651)
 Other current liabilities.......................................       200       (298)    (3,760)
 Other liabilities...............................................      (340)        50        584
                                                                   --------   --------   --------
  Net cash provided by (used in) operating activities............    (1,538)     2,460        888
                                                                   --------   --------   --------
Cash flows from investing activities:
 Purchases of property, plant and equipment......................    (2,628)    (2,626)    (4,221)
 Purchase of minority interest in subsidiary.....................        --         --     (6,000)
 Proceeds from sales of property, plant and equipment............       551      8,700        378
 Proceeds from sale of joint operation...........................        --      3,828         --
 Distributions from joint operations, net of earnings (loss) and
  advances.......................................................    12,883     13,831         --
 Dividends received from joint operations........................       982      3,501         32
                                                                   --------   --------   --------
  Net cash provided by (used in) investing activities............    11,788     27,234     (9,811)
                                                                   --------   --------   --------
Cash flows from financing activities:
 Net bank borrowings (payments)..................................   (10,000)   (25,000)     3,000
 Principal payments on long-term debt............................        --         --     (2,150)
 Dividends paid on common stock..................................        --         --     (1,528)
                                                                   --------   --------   --------
  Net cash used in financing activities..........................   (10,000)   (25,000)      (678)
                                                                   --------   --------   --------
Net increase (decrease) in cash and cash equivalents.............       250      4,694     (9,601)
Cash and cash equivalents at beginning of year...................     7,057      2,363     11,964
                                                                   --------   --------   --------
Cash and cash equivalents at end of year.........................  $  7,307   $  7,057   $  2,363
                                                                   ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Investments in Joint Operations

  The consolidated financial statements include the accounts of Proler International Corp. ("the Company") and its majority owned subsidiaries. In January 1992, the Company acquired the 25% minority interest in Prolerized Steel Corporation, which was accounted for as a purchase. In connection with the acquisition approximately $2.2 million of goodwill was recorded and is being amortized over 10 years (see Note 12). All significant intercompany balances and transactions have been eliminated. Certain amounts included in the prior year financial statements have been reclassified to be consistent with the current year presentation with no effect on net earnings (loss) or equity.

  The consolidated financial statements also include, on the equity method, the Company's share of several joint operations with interests ranging from 33-1/3% to 50% (see Note 3). Included in the Company's consolidated retained earnings at January 31, 1994 and 1993 is approximately $28,857,000 and $44,024,000, respectively, relating to undistributed earnings of the joint operations.

 Inventories

  The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the others follow FIFO. Approximately 62% and 64% of the joint operations' inventory is accounted for using LIFO at January 31, 1994 and 1993, respectively. Such LIFO inventories are carried at $16,927,000 and $40,877,000 at January 31, 1994 and 1993, respectively, and the excess of replacement cost over LIFO value was approximately $21,187,000 and $8,604,000 at January 31, 1994 and 1993, respectively.

 Federal Income Taxes

  The Company and its wholly-owned subsidiaries file a consolidated federal income tax return which includes the Company's share of earnings or losses from unincorporated joint operations. Prolerized Steel Corporation through January, 1992 and the corporate joint operations file separate federal income tax returns. Investment tax credits are accounted for using the flow-through method.

  Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as more fully described in Note 6 to consolidated financial statements. Deferred federal income taxes are recorded based upon differences between the tax and financial reporting bases of the Company's assets and liabilities.

  Certain of the joint operations are organized as partnerships and others as corporations. The Company's share of the earnings (loss) of all joint operations is included in the consolidated statements of operations before income taxes and the provision (benefit) for income taxes includes amounts applicable to its share of earnings (loss) from joint operations.

                          PROLER INTERNATIONAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 Per Share Information

  Per share information has been computed based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of common shares outstanding at January 31, 1994, 1993 and 1992 does not include the effect of stock options which are insignificant.

 Property, Plant and Equipment

  The Company primarily uses the straight-line method of providing depreciation over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives used in computing depreciation fall within the following ranges:

                                         YEARS
                                       ---------
   Machinery and equipment...........  3  to  15
   Automobiles, trucks and trailers..  3  to   5
   Buildings.........................  5  to  33
   Yard improvements.................  4  to  25
   Furniture and fixtures............  5  to  10

     When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

     During fiscal 1992, the Company relinquished the licensing of the technology for certain environmental equipment relating to an incineration plant and wrote off approximately $1.2 million.


     Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash paid for income taxes and interest was approximately $30,000 and $487,000, $166,000 and $1,791,000 and $530,000 and
$3,192,000, in fiscal 1994, 1993 and 1992, respectively.

     Concentration of Credit Risk

     The Company sells its products primarily to steel mills in North America. The Company performs ongoing credit evaluations of its customers and requires letters of credit on foreign sales. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

     The Company invests its excess cash in deposits with major banks and in money market securities of companies from a variety of industries. These securities typically mature within ninety days. The Company has not experienced any losses on its money market investments.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

     The following are the details of certain balance sheet accounts (dollars in thousands):

Inventories                                      JANUARY 31,
                                           ------------------------
                                              1994         1993
                                           -----------  -----------

 Processed scrap.........................      $ 1,089      $ 1,233
 Unprocessed scrap and other.............          821          813
                                               -------      -------
                                               $ 1,910      $ 2,046
                                               =======      =======

 Property, Plant and Equipment, at cost          JANUARY 31,
                                           ------------------------
                                              1994         1993
                                           -----------  -----------
 Land....................................      $   791      $   931
 Machinery and equipment.................       16,697       18,443
 Automobiles, trucks and trailers........          434          431
 Buildings...............................        2,093        1,675
 Yard improvements.......................        4,386        3,477
 Furniture and fixtures..................          272          211
 Construction in progress................        3,715        2,983
 Assets held for sale....................        9,973        9,373
                                               -------     --------
                                                38,361       37,524
 Less accumulated depreciation...........      (19,690)     (20,081)
                                               -------     --------
                                               $18,671     $ 17,443
                                               =======     ========

Other Assets                                     JANUARY 31,
                                           ------------------------
                                              1994         1993
                                           -----------  -----------
 Cost in excess of net assets acquired...     $  2,269     $  2,269
 Deferred compensation...................          915          915
 Cash surrender value, less loans of
  $1,624 and $1,439 in 1994 and
  1993, respectively.....................          897          796

 Other...................................          257          574
                                              --------     --------
                                                 4,338        4,554
 Less accumulated amortization...........         (449)        (354)
                                              --------     --------
                                              $  3,889     $  4,200
                                              ========     ========

  During fiscal 1992 management determined that, under the terms of certain letter agreements, the recoverability of a deposit made in connection with the previously reported discontinued Buffalo Steel project was uncertain and accordingly wrote off $2.3 million. In fiscal 1993, the $750,000 earnest money deposit included in accrued liabilities relating to this matter was recorded in income upon the favorable settlement of the Company's lawsuit regarding this project.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Accrued Liabilities                             JANUARY 31,
                                   --------------------------------
                                      1994                 1993
                                   ----------           -----------
 Salaries, wages and bonuses.....    $  650               $   76
 Deferred compensation, current..       406                   --
 Insurance.......................       314                1,002
 Environmental and litigation....     1,069                  850
 Other...........................       532                  357
                                     ------               ------
                                     $2,971               $2,285
                                     ======               ======

3.   INVESTMENTS IN JOINT OPERATIONS

     The Company has historically conducted a significant portion of its business through joint operations. Certain of these joint operations are organized as partnerships and others as corporations. The agreements governing the operations generally provide that all decisions will be made unanimously by the partners/shareholders. In the more significant joint operations, the Company's other partner is Hugo Neu & Sons, Inc. or one of its subsidiaries.

     The principal joint operations included in the summary of financial information and the Company's percentage interest owned are as follows:

             Hugo Neu-Proler Company            50   %
             Prolerized New England Company     50   %
             Prolerized Chicago Corporation (a) 50   %
             HPNJ                               50   %
             HPI                                49   %
             Prolerized Schiabo-Neu Company     331/3%

- ----------------------------
(a) Sold in October, 1993

     The terms of the HPNJ and HPI agreements expire May 25, 1994 unless extended by unanimous consent of the partners. The Company's future involvement with these joint ventures is uncertain at this time; however, in the event of their dissolution, management anticipates that the carrying value of the underlying assets would be recovered.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     A summary of the financial position of the combined joint operations (100% basis) is as follows (dollars in thousands):

                                              JANUARY 31,
                                        ---------------------
                                          1994         1993
                                        --------     --------

 Current assets, primarily inventory..   $48,593     $ 78,764
 Property, plant and equipment, net...    26,416       28,244
 Other................................       252          483
                                         -------     --------
                                         $75,261     $107,491
                                         =======     ========

 Current liabilities..................   $ 9,708     $  8,700
 Other liabilities....................       639          252
 Stockholders' and partners' equity...    64,914       98,539
                                         -------     --------
                                         $75,261     $107,491
                                         =======     ========

  The Company's investment in the joint operations and its percentage interest in the above assets and liabilities as of January 31, 1994 and 1993 is set forth below (dollars in thousands):

                                              JANUARY 31,
                                        ---------------------
                                          1994         1993
                                        --------     --------
 Current assets, primarily inventory..   $23,432      $36,986
 Property, plant and equipment, net...    11,626       12,438
 Other assets.........................       126          241
 Less:  Liabilities...................    (4,948)      (4,262)
 Adjustment to conform reporting
  periods.............................    (3,963)      (5,265)
                                         -------      -------
 Net investment.......................   $26,273      $40,138
                                         =======      =======


  A summary of the results of operations of the combined joint operations is as follows (dollars in thousands):

 Combined 100% Basis:

                                            FOR THE YEARS ENDED JANUARY 31,
                                          ------------------------------------
                                            1994          1993          1992
                                          --------      --------      --------

Net sales........................         $307,455      $198,575      $214,749
                                          ========      ========      ========
Gross profit (loss)..............         $ 13,095      $ (1,012)     $   (131)
                                          ========      ========      ========
Earnings (loss)..................         $  5,304      $(11,582)     $ (7,961)
                                          ========      ========      ========


   Company Percentage Interest:

                                            FOR THE YEARS ENDED JANUARY 31,
                                          ------------------------------------
                                            1994          1993          1992
                                          --------      --------      --------

 Net sales.......................         $142,197      $ 92,419      $ 99,616
                                          ========      ========      ========
 Gross profit (loss).............         $  6,037      $   (337)     $    376
                                          ========      ========      ========
 Earnings (loss).................         $  2,768      $ (5,660)     $ (3,327)
                                          ========      ========      ========


                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

 4. BANK DEBT

  In October 1993, the Company executed an amended and restated credit agreement with a bank which provides for a $15 million revolving line of credit and a $7 million letter of credit facility. The agreement is collateralized by substantially all of the Company's assets, including its rights to cash distributions from certain joint operations. As of January 31, 1994, no borrowings were outstanding on the revolving line of credit and $5.4 million of letters of credit were outstanding under the letter of credit facility.

  The revolving line of credit and letter of credit facility terminate on October 31, 1994 and March 31, 1995, respectively. Amounts available under the agreement are computed in accordance with a borrowing base formula and are generally limited by values assigned to accounts receivable and inventory. A commitment fee of 1/2 percent per annum is charged on the unused portion of the revolving line of credit. Borrowings under the line of credit facility bear interest at the bank's prime rate.

  Under the terms of the credit agreement, the Company must maintain, among other things, a minimum net worth of $55 million, specified ratios of current assets to current liabilities and specified levels of earnings before interest, taxes, depreciation and amortization as computed in accordance with the agreement. In addition, the Company is restricted as to the payment of cash dividends, limited as to incurring additional indebtedness, and limited to incurring capital expenditures in excess of certain amounts.


5. SALES OF ASSETS

  On June 25, 1992, the Company sold its 255 shares of capital stock in Maru Shipping Company, Inc. ("Maru"), a 50% owned joint operation, to Hugo Neu & Sons, Inc., the other joint interest owner, for a purchase price of $3.8 million in cash. The purchase price, combined with a $3.5 million cash dividend received in May, 1992, approximated the carrying cost of the Company's investment in Maru as of January 31, 1992. The Company's share of pre-tax earnings was $554,000 in fiscal 1992.

  On July 23, 1992, the Company sold the assets associated with its ferrous and non-ferrous scrap processing plant located in Houston, Texas to an unrelated third party for $8.8 million. The assets sold included real estate on which the plant is located, improvements, fixtures and equipment, and certain intangibles including contract rights and customer and supplier lists. The Company recorded net sales of $24.4 million and $57.4 million attributable to operations at this plant in fiscal 1993 and 1992, respectively and a gross profit of $1.8 million in both years.

  In October, 1993, substantially all of the assets of Prolerized Chicago Corporation, a 50%-owned joint operation, were sold to an unrelated third party for an aggregate consideration of approximately $2.4 million. The Company recognized a pre-tax gain of approximately $0.5 million attributable to its interest in this sales transaction. Such amount is included in earnings (loss) from joint operations. The Company's share of this joint operation's pre-tax earnings (loss) was $442,000, $149,000 and $(21,000) in fiscal 1994, 1993, and
1992, respectively.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.  INCOME TAXES

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes" effective February 1, 1993 and the cumulative effect of this change is a decrease in net loss of $118,000 or $.03 per share for fiscal 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. This statement changes the criteria for the recognition and measurement of deferred tax assets or liabilities, including net operating loss carryforwards. The provision (benefit) for income taxes is comprised of the following (dollars in thousands):

                                         FOR THE YEARS ENDED JANUARY 31,
                                        ---------------------------------
                                         1994       1993         1992
                                        -------  -----------  -----------
Current:
 Federal...............................   $ 291     $  (367)     $(3,553)
 State.................................     277         170          154
Deferred:
 Federal...............................      --      (2,660)      (1,496)
                                          -----     -------      -------
Provision (benefit) for income taxes..    $ 568     $(2,857)     $(4,895)
                                          =====     =======      =======


  The difference between the effective rates reflected in the provision (benefit) for income taxes and the amounts which would be determined by applying the statutory federal tax rate to earnings (loss) before income taxes are analyzed below (dollars in thousands):

                                                             FOR THE YEARS ENDED JANUARY 31,
                                                            ----------------------------------
                                                              1994        1993         1992
                                                            ---------  -----------  ----------

Provision (benefit) for income taxes at statutory rate....    $ (616)     $(4,340)    $(7,216)
Increases (reductions) resulting from:
 Effect of undistributed earnings of 75% owned subsidiary..       --           --         127
 Effect of undistributed earnings of corporate joint
   operations..............................................     (167)         274           2
 Effect of liquidating distribution of corporate joint
   operation...............................................      258           --          --
 Federal income taxes of corporate joint operations
   and foreign sales corporations..........................      357          (19)         37
 State income taxes, net...................................      202          112          68
 Earnings of foreign sales corporations....................     (518)          (2)        (14)
 Goodwill amortization.....................................       77           --          --
 Net operating loss carryforward for financial reporting
   purposes not currently utilizable.......................    1,039        1,107       2,110
 Other, net................................................      (64)          11          (9)
                                                              ------      -------     -------
Provision (benefit) for income taxes......................    $  568      $(2,857)    $(4,895)
                                                              ======      =======     =======

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

  Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to these deferred tax assets and liabilities at January 31, 1994 are as follows (dollars in thousands):

                                                           January 31, 1994
                                                           ----------------
Deferred tax assets:
  Deferred compensation                                             $   843
  Reserves not currently deductible for tax                             940
  Net operating loss and other tax carryforwards                      6,720
  Other                                                                 226
                                                                    -------
                                                                      8,729
                                                                    -------
Deferred tax liabilities:
  Deferred gain on involuntary conversion of a property                 899
  Depreciation                                                        1,476
                                                                    -------
                                                                      2,375
                                                                    -------
Net deferred tax asset                                                6,354
Valuation allowance                                                  (6,354)
                                                                    -------
                                                                    $    --
                                                                    =======

          Deferred income taxes are provided for differences in the recognition of revenue and expenses for tax and financial statement purposes and their effect was as follows (dollars in thousands):

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                              ----------------------------------
                                                                  1994        1993        1992
                                                              ------------  --------   ---------

Earnings and distributions from corporate joint operations..  $          4  $    (71)  $     15
Depreciation................................................           (11)     (604)      (163)
Deferred compensation.......................................            22      (127)      (172)
Deferred gain on sale of Houston plant......................            --      (550)        --
Deferred income on sale of Maru Shipping Company, Inc.......            --    (1,156)        --
Accrued liabilities.........................................           329       519       (333)
Net operating loss carryforward for financial reporting
 purposes utilized currently................................          (276)     (523)      (829)
Other, net..................................................           (68)     (148)       (14)
                                                              ------------  --------   --------
Provision (benefit) for deferred federal income taxes.......  $         --  $ (2,660)  $ (1,496)
                                                              ============  ========   ========


    The Company has net operating loss carryforwards at January 31, 1994 for regular tax and alternative minimum tax reporting purposes which amounted to approximately $17 million and $10 million, respectively. The net operating loss carryforwards expire at various dates through 2009. The Company also has alternative minimum tax and investment tax credit carryforwards of approximately $0.7 million and $0.3 million, respectively, which expire at various dates.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMETNS, CONTINUED

7.  STOCKHOLDERS' EQUITY

     On June 12, 1975, the Company authorized 500,000 shares of $1 par value preferred stock of which 50,000 shares have been designated as Series A Junior Participating Preferred Stock. No shares have been issued under this authorization.

     Stockholder Rights Plan.   In September 1988 the Company adopted a
stockholder rights plan and declared a dividend distribution of one preferred stock purchase right on each outstanding share of the Company's common stock. Pursuant to the terms of the rights plan, the number of rights associated with each share of common stock was proportionately adjusted to reflect the three-for-one split of the Company's common stock on July 17, 1989, so that from and after that date each share of common stock entitles the holder to one-third of one preferred stock purchase right. The rights may become exercisable if a person or group acquires 20% or more of the Company's common stock or announces an offer to acquire 30% or more of the common stock. Each right initially will entitle stockholders to buy one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, $1 par value per share, at a price of $200.

     If the Company is acquired in a merger or other business combination at any time after the rights become exercisable and the Company is not the surviving corporation or its common stock is changed or exchanged or 50% or more of the Company's assets or earning power is sold or transferred, each such right will entitle its holder to purchase common shares of the acquiring company having a market value of twice the exercise price of each right (i.e., at a 50% discount). If a 20% or greater holder acquires the Company and the Company is the surviving corporation and its common stock is not changed or exchanged, or such holder engages in one or more "self-dealing" transactions as set forth in the Rights Agreement or increases its beneficial ownership of the Company by more than one percent in a transaction involving the Company, each right will entitle its holder, other than the acquiror, to purchase common stock of the Company (or under certain circumstances to receive cash, preferred stock, or other securities of the Company), at a similar 50% discount from market value at that time.

     Prior to acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock, the rights are redeemable for one cent per right at the option of the Board of Directors. In addition, the rights may be redeemed by stockholder action at one cent per right when certain procedures are complied with in connection with an acquisition proposal.

     Stock Option Plan.   The Company has a stock option plan whereby key
employees may be granted options to purchase up to 180,000 shares of the Company's common stock at a price, determined by a committee of the Board of Directors, which cannot be less than 50% of the fair market value of the common stock on the date of grant. No options have been granted at less than 100% of the fair market value of the common stock on the date of the grant. At January 31, 1994, a total of 33,155 shares remained available for grant under the plan. A summary of activity relating to stock options is as follows:

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                STOCK OPTIONS
                                                               ---------------
 Outstanding, January 31, 1991 ($14.00 to $23.00 per share)..     175,490
   Granted ($13.00 per share)................................       3,000
   Exercised.................................................          --
   Cancelled (1).............................................     (44,315)
                                                                  -------
 Outstanding, January 31, 1992 ($13.00 to $23.00 per share)..     134,175
   Granted ($5.375 per share)................................      12,000
   Exercised.................................................         --
   Cancelled (1).............................................     (34,310)
                                                                  -------
 Outstanding, January 31, 1993 ($5.375 to $23.00)............     111,865
   Granted ($8.00 to $10.875 per share)......................      53,000
   Exercised.................................................          --
   Cancelled (1).............................................     (18,020)
                                                                  -------
 Outstanding, January 31, 1994 ($5.375 to $23.00)............     146,845
                                                                  =======

  (1) These cancelled options of former employees are available for reissuance under the stock option plan.

  The options are exercisable in three equal annual installments commencing on the first anniversary of the date of grant. At January 31, 1994, 21,000 options at $19.21 per share, 5,250 options at $23.00 per share, 18,795 at $22.50 per share, 33,800 at $14.00 per share, 2,000 at $13.00 per share, 4,000 at $5.375 per share, and 8,000 at $8.00 per share were exercisable.

  Incentive Compensation Plan. The Company has a plan whereby key employees have the opportunity to earn annual bonus awards based on their achievement of performance goals approved by the Compensation Committee of the Board of Directors. Under the plan, a portion of each award (twenty-five percent for fiscal 1994) will be payable in restricted shares of common stock. One-third of the shares of stock awarded will vest each year on the anniversary of the last day of the fiscal year to which the award pertains. The issuance of the shares is contingent upon the employee remaining employed by the Company on each vesting date, subject to the exceptions provided in the Plan. For the fiscal year ended January 31, 1994 cash awards of $219,000 and 9,590 shares were awarded to seven employees.

  Stock Grant Agreement.   The Company had a stock grant agreement with one of
its officers. Through January 31, 1993, this officer received 20,400 shares of the Company's common stock, the total provided in the agreement.

8.  COMMITMENTS AND CONTINGENCIES

  Commitments.   As a joint venturer, the Company and one of its subsidiaries are jointly and severally liable for the liabilities of the Company's unincorporated joint operations.

  The joint operations lease certain tracts of real estate and improvements under cancelable and non-cancelable agreements. Total rent expense was approximately $2,800,000, $2,900,000 and

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS, CONTINUED

$2,600,000 in 1994, 1993 and 1992, respectively, related to these lease agreements. The Company and its joint operations' minimum rental commitments (100% basis) under non-cancelable leases as of January 31, 1994 are as follows (dollars in thousands):


             Year Ending
             January 31,
             -----------
               1995................................ $  596
               1996................................    543
               1997................................    551
               1998................................    555
               1999................................    458
               Thereafter..........................    245
                                                    ------
                                                    $2,948
                                                    ======

          Certain of these leases provide for additional rentals based on increases of the fair market value of the property leased and call for payment of property taxes by the lessor. In addition, most leases contain renewal clauses.

          The Company and its subsidiaries lease certain tracts of real estate under cancelable agreements. Total rent expense was approximately $133,000, $93,000 and $491,000 in fiscal 1994, 1993, and 1992 respectively.

          Contingencies.   Certain materials resulting from the Company's
operations must be handled consistent with federal and state environmental laws and regulations. Compliance with such laws and regulations were an area of concern to the Company as questions were being raised as to whether automobile shredder residue, ("ASR" or "fluff") contains excessive concentrations of certain heavy metals, polychlorinated biphenyls ("PCB's") and other contaminants. A 1988 Environmental Protection Agency ("EPA") study released in 1990 concerning potential contamination in ASR indicated that the potential risk depends on the constituent make up of the fluff and the management practices at the sites where the fluff is generated. Pending further study, the EPA recognized that shredding operations that are well managed and conducted in an environmentally sound manner provide valuable environmental benefits. The Company has successfully implemented source control programs to identify and to reduce the sources of lead and certain other heavy metals in ASR. To date, tests of ASR generated by the Company and its joint operations indicate that levels of PCB's, lead, cadmium, and other contaminants are generally within acceptable levels under EPA and state procedures. The Company continues to evaluate additional methods of further reducing contaminants in ASR. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past disposal practices would no longer be deemed acceptable by the EPA or state regulatory agencies, although it does not currently expect this result.

          Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, is involved in discussions with the Port of Los Angeles and the California Regional Water Quality Control Board (the "RWQCB") concerning proposals for remediation by HNP of certain environmental conditions at that location. HNP and the Port have also been negotiating a renewal of the Company's lease, which is due to expire on August 30, 1994. The Port is in the completion stages of developing an Environmental Impact Report of HNP activities and site conditions in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next six-year period. In December 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 provided letters of credit totaling $7.9 million ($3.95 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. HNP is required to provide additional letters of credit and/or incur additional costs of up to $2.0 million (or $1.0 million by each joint owner) in connection with such environmental obligations by September, 1994. HNP has accrued approximately $1.0 million to cover the costs of anticipated remediation at this site.

          As reported earlier, the EPA contacted the Company in August 1989 regarding testing for possible contamination at a site in Tampa, Florida previously operated by MRI Corporation, a wholly-owned subsidiary of the Company. The Company and the EPA took split soil and groundwater samples from the site for analysis. The Company has learned that in late 1990, an EPA consultant issued a report recommending that further consideration be given to possible ranking this site using the EPA's hazardous ranking package. Based on that recommendation the EPA took additional samples at the site in 1992. The Company had previously conducted extensive clean-up operations at the Tampa site when it was closed in 1988. The financial implications of the Company's current investigation or any agency action are uncertain at this time and the Company is continuing to evaluate whether any further corrective action is necessary or appropriate.

          MRI Corporation has been notified that it may be a potentially responsible party ("PRP") with respect to three sites in Hillsborough County, Florida. In addition, in October 1992, Hillsborough County filed an action seeking contribution, response cost recovery, and damages from PRP's at one of these sites and named the Company, among others, as a defendant in this action. Based on information provided to the Company, management believes that MRI Corporation's involvement is de minimis and amounts ultimately payable, if any, will not have a material adverse effect on the Company's financial position or results of operations.

          The Company and its chairman, among others, have been named as defendants in a lawsuit pending in the United States District Court for the Central District of California, by a former manager of a joint operation. The plaintiff alleges causes of action arising out of his termination in December 1988 as general manager of HNP. On April 22, 1993, the parties entered into an agreement under which the Company would pay plaintiff a total of $450,000 in settlement of this matter, of which at least $175,000 would be covered by the Company's insurance. The settlement agreement with the Company is contingent upon the implementation of a further settlement agreement between the plaintiff and certain other defendants which required parties other than the Company to obtain certain tax rulings and court approvals on matters unrelated to the Company. Trial is currently set for November 15, 1994. The Court has granted several continuances to permit the implementation of the settlement and it is anticipated that the Court will continue to do so in the future if necessary.

          In March, 1988, the Company commenced an action against a vendor claiming that the vendor breached a 1984 sales agreement requiring the vendor to sell certain scrap materials to the Company and HNP. The vendor filed certain counterclaims against the Company and HNP alleging breach of contract, breach of duties of good faith and fair dealing and fraud. The trial of this case began on March 7, 1994. On March 11, 1994, the parties entered into an agreement in settlement of all litigation, claims and counterclaims pursuant to which HNP agreed to pay the vendor $1.1 million (of which $550,000 is the Company's share). The vendor and HNP also entered into an agreement granting HNP a right of first

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDTED FINANCIAL STATEMENTS, CONTINUED

refusal to purchase the vendor's scrap metals for a period of nine years. HNP has accrued $1.4 million as of December 31, 1993 covering this settlement and all of its remaining litigation expenses related to this matter.

          The Company is also subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

9.  RELATED PARTY TRANSACTIONS

          Certain joint operations sell recycled metal overseas through foreign sales corporations. To facilitate these sales, two of the other joint operations' partners act as agents and are paid commission expenses which totaled approximately $1,651,000, $1,087,000 and $1,190,000 for the years ended January 31, 1994, 1993 and 1992, respectively, net to the Company.

          The Company received funds in excess of costs for various items sold to the joint operations which amounted to approximately $308,000, $106,000 and $221,000 for the years ended January 31, 1994, 1993 and 1992, respectively.

          During 1994, 1993 and 1992, the Company recorded legal and professional fees of approximately $459,000, $1,263,000 and $501,000, respectively, for services rendered by firms of which two of the Company's directors have an ownership interest.



10.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

          The Company is engaged principally in the processing of ferrous and non-ferrous metals for recycling. Excluding the Company's share of the joint operations, sales to unaffiliated customers which exceeded 10% of total consolidated net sales were made to two, two and three customers in fiscal 1994, 1993 and 1992, respectively. Sales to these customers were: 1994 - 15% and 27%; 1993 -18% and 11%; and 1992 - 17%, 14% and 11% of total sales.

          The table below summarizes for the last three fiscal years the Company's export sales (including its share of the export sales of each joint operation in which it owns an interest) by geographical area (dollars in thousands):

                                              FOR THE YEARS ENDED JANUARY 31,
                                             --------------------------------
                                                 1994       1993       1992
                                             ----------   -------    --------

 To Customers in Europe.................       $  --      $ 1,854    $  3,541
 To Customers in the Far and Near East..        122,086    79,712      84,485
 To Customers in Mexico.................          --          795       2,272
 To Customers in South America..........          3,044     1,751       2,458
 To Customers in Canada.................          4,961       104          69
 To Other Export Customers..............          2,003       299        --
                                               --------   -------    --------
 Total Export Sales.....................       $132,094   $84,515     $92,825
                                               ========   =======    ========


                 PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  EMPLOYEE BENEFIT PLANS

  Tax Deferred Savings and Retirement Plan and Trust

  In April, 1990 the Company began a Tax Deferred Savings and Retirement Plan and Trust (401K) Plan for the employees of the Company and its 100% owned subsidiaries. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at an amount equal to 50% of each employee's contribution up to $1,000, 25% of each employee's contribution from $1,001 to $2,000 and 10% of each employee's contribution in excess of $2,000 up to the statutory limit. The Company contributed approximately $55,000, $51,000 and $118,000 to this plan for the years ended January 31, 1994, 1993, and 1992, respectively.

  Deferred Compensation Plan

  The Company has a deferred compensation plan (the "Plan") covering selected key executives. The Company accrues currently the estimated present value of the future payments to be made to each plan participant at the time of retirement. The Plan excludes prior service and, in the event of permanent disability, the participant will be entitled to receive a monthly benefit for a period of ten years following the latter of the date of retirement or attainment of age 65. All benefits will be equal to 50% of the current participants' annual salary in the year the participant enters the Plan.


  Net periodic deferred compensation costs for the years ended January 31, 1994, 1993 and 1992 included the following components (dollars in thousands):

                                                  FOR THE YEARS ENDED JANUARY 31,
                                                  -------------------------------
                                                    1994       1993       1992
                                                  ---------  ---------  ---------

Service cost-benefits earned during the period..  $      47  $     147  $     246
Interest cost on projected benefit obligation...        213        212        211
Net amortization and deferral...................         95         95         95
                                                  ---------  ---------  ---------
Net periodic deferred compensation costs........  $     355  $     454  $     552
                                                  =========  =========  =========

          The unfunded obligations for plan benefits and the amount recognized in the Company's balance sheet at January 31, 1994 and 1993 are reconciled as follows (dollars in thousands):

                                                         1994     1993
                                                       --------  -------
Actuarial present value of benefit obligations:
 Accumulated and projected benefit obligation........   $3,487   $3,329
 Unrecognized prior service cost.....................     (653)    (726)
 Unrecognized net gain (loss)........................     (181)       5
 Unrecognized transition obligation..................     (173)    (194)
 Adjustment required to recognize minimum liability..      915      915
                                                       -------   ------
 Deferred compensation liability.....................   $3,395   $3,329
                                                       =======   ======

  The assumed discount rate used to compute the present value of benefit obligations was 6.5% and 7.0% for fiscal 1994 and 1993, respectively. The vested portion of the projected benefit obligation as of January 31, 1994, 1993 and 1992 was $3,304,000, $3,301,000 and $546,000, respectively.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.  SUBSEQUENT EVENT

  Effective February 28, 1994, Prolerized Steel Corporation, a wholly-owned subsidiary of the Company, sold substantially all of its assets used in connection with the operation of a scrap metal processing facility located in Kansas City, Kansas. The assets were sold to an unrelated third party for a purchase price of approximately $5.0 million.

  On April 29, 1994, the Company's Vinton, Texas scrap processing facility was sold to an unrelated third party for approximately $2.6 million.

  The Company recorded net sales of $29.1 million, $20.9 million and $25.8 million and gross profit (loss) of $0.6 million, $0.1 million and $(1.6) million attributable to the operations at the Kansas City and Vinton plants in fiscal 1994, 1993, and 1992, respectively.


13.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

  The following is a summary of quarterly financial results for fiscal 1994 and 1993 (dollars in thousands except per share data). The results for the quarters beginning August 1, 1992, among other things, reflect the sale of the Houston facility in late July, 1992.

                                                                         THREE MONTHS ENDED
                                           -------------------------------------------------------------------------------
                                           APRIL 30,              JULY 31,              OCTOBER 31,             JANUARY 31,
                                             1993                   1993                   1993                    1994
                                           --------               --------              -----------             -----------
 Net sales...............................  $ 8,169                 $10,031                $12,386                 $ 13,120
                                           =======                 =======                =======                 ========
 Gross profit............................  $   125                 $    18                $   369                 $    525
                                           =======                 =======                =======                 ========
 Income (loss) before accounting change..  $(1,258)                $    74                $ 2,104                 $ (3,300)
                                           =======                 =======                =======                 ========
 Cumulative effect of accounting change..  $   118                 $    --                $    --                 $     --
                                           =======                 =======                =======                 ========
 Net income (loss).......................  $(1,140)                $    74                $ 2,104                 $ (3,300)
                                           =======                 =======                =======                 ========
 Income (loss) before accounting
  change per share.......................  $  (.27)                $   .02                $   .45                 $   (.71)
                                           =======                 =======                =======                 ========
 Cumulative effect of accounting change
  per share..............................  $   .03                 $    --                $    --                 $     --
                                           =======                 =======                =======                 ========
 Net income (loss) per share.............  $  (.24)                $   .02                $   .45                 $   (.71)
                                           =======                 =======                =======                 ========


                                                                         THREE MONTHS ENDED
                                           -------------------------------------------------------------------------------
                                           APRIL 30,              JULY 31,              OCTOBER 31,             JANUARY 31,
                                             1992                   1992                   1992                    1993
                                           --------               --------              -----------             -----------

 Net sales...............................   $22,846                $21,939                 $11,908                 $ 7,149
                                            =======                =======                 =======                 =======
 Gross profit (loss).....................   $   907                $   414                 $  (648)                $ (748)
                                            =======                =======                 =======                 =======
 Gain on sale of assets, net.............   $    --                $ 1,560                 $    --                 $   --
                                            =======                =======                 =======                 =======
 Net loss................................   $(2,599)               $(1,436)                $(1,936)                $(3,938)
                                            =======                =======                 =======                 =======
 Net loss per share......................   $  (.55)               $  (.31)                $  (.41)                $  (.83)
                                            =======                =======                 =======                 =======


                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)

=====================================================================================================================
          COL. A                               COL. B        COL. C         COL. D         COL. E           COL. F
- ---------------------------------------------------------------------------------------------------------------------
                                                                                            OTHER
                                            BALANCE AT                                     CHANGES         BALANCE AT
                                            BEGINNING       ADDITIONS                    ADD (DEDUCT)        END OF
       CLASSIFICATION                       OF PERIOD        AT COST      RETIREMENTS    DESCRIBE(1)         PERIOD
- ---------------------------------------------------------------------------------------------------------------------
1994:
Land................................        $     931       $      --     $        --    $       (140)     $      791
                                            ---------       ---------     -----------    ------------      ----------
Depreciable property:
 Machinery and equipment ...........           18,443              32             632          (1,146)         16,697
 Automobiles, trucks and trailers ..              431              51              48              --             434
 Buildings .........................            1,675              11               2             409           2,093
 Yard improvements .................            3,477             249              47             707           4,386
 Furniture and fixtures ............              211              62               1              --             272
                                            ---------       ---------     -----------    ------------      ----------
                                               24,237             405             730             (30)         23,882
                                            ---------       ---------     -----------    ------------      ----------
Assets held for sale ...............            9,373              --           1,005           1,605           9,973
                                            ---------       ---------     -----------    ------------      ----------
Construction in progress ...........            2,983           2,223              56          (1,435)          3,715
                                            ---------       ---------     -----------    ------------      ----------
 Total property, plant and
  equipment.........................        $  37,524       $   2,628     $     1,791    $        --       $   38,361
                                            =========       =========     ===========    ============      ==========

1993:
Land ...............................        $   7,151       $      --     $     2,027    $     (4,193)     $      931
                                            ---------       ---------     -----------    ------------      ----------
Depreciable property:
 Machinery and equipment ...........           43,399             345          22,768          (2,533)         18,443
 Automobiles, trucks and trailers...            2,275              25           1,869              --             431
 Buildings..........................            4,885              11           1,661          (1,560)          1,675
 Yard improvements .................            4,532               4           1,074              15           3,477
 Furniture and fixtures.............              889             129             809               2             211
                                            ---------       ---------     -----------    ------------      ----------
                                               55,980             514          28,181          (4,076)         24,237
                                            ---------       ---------     -----------    ------------      ----------
Assets held for sale ...............               --              --              --           9,373           9,373
                                            ---------       ---------     -----------    ------------      ----------
Construction in progress ...........            2,959           2,112             984          (1,104)          2,983
                                            ---------       ---------     -----------    ------------      ----------
 Total property, plant and
 equipment .........................        $  66,090       $   2,626     $    31,192    $       --        $   37,524
                                            =========       =========     ===========    ============      ==========
1992:
Land ...............................        $   7,174       $      67     $        90    $       --        $    7,151
                                            ---------       ---------     -----------    ------------      ----------
Depreciable property:
 Machinery and equipment ...........           40,868             348             605           2,788          43,399
 Automobiles, trucks and
  trailers .........................            2,705              60             479             (11)          2,275
 Buildings .........................            4,797              65               6              29           4,885
 Yard improvements .................            4,246              26              16             276           4,532
 Furniture and fixtures ............              777              43              41             110             889
                                            ---------       ---------     -----------    ------------      ----------
                                               53,393             542           1,147           3,192          55,980
Construction in progress ...........            3,895           3,612           1,356          (3,192)          2,959
                                            ---------       ---------     -----------    ------------      ----------
 Total property, plant and
 equipment .........................        $  64,462       $   4,221     $     2,593    $        --       $   66,090
                                            =========       =========     ===========    ============      ==========


- -------------
    (1) Transfer to fixed assets from construction in progress and reclassification between certain categories.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)

===================================================================================================================
        COL. A                       COL. B           COL. C           COL. D         COL. E            COL. F
- -------------------------------------------------------------------------------------------------------------------
                                                        ADDITIONS                          OTHER
                                     BALANCE AT        CHARGED TO                         CHANGES       BALANCE AT
                                     BEGINNING          COSTS AND                       ADD (DEDUCT)      END OF
           DESCRIPTION               OF PERIOD          EXPENSES       RETIREMENTS     DESCRIBE (1)       PERIOD
- -------------------------------------------------------------------------------------------------------------------
1994:
Depreciable property:
 Machinery and equipment...........  $14,042           $  454          $   451         $(1,148)         $12,897
 Automobiles, trucks and trailers..      383               30               46              --              367
 Buildings.........................    1,332               69                5              58            1,454
 Yard improvements.................    1,671              231                7             198            2,093
 Furniture and fixtures............       59               39                1              --               97
                                     -------           ------          -------         -------          -------
                                      17,487              823              510            (892)          16,908
Assets held for sale...............    2,594               26              730             892            2,782
                                     -------           ------          -------         -------          -------
  Total accumulated depreciation...  $20,081           $  849          $ 1,240         $    --          $19,690
                                     =======           ======          =======         =======          =======
1993:
Depreciable property:
 Machinery and equipment...........  $34,513           $1,554          $19,973         $(2,052)         $14,042
 Automobiles, trucks and trailers..    1,950              109            1,681               5              383
 Buildings.........................    2,602              195            1,114            (351)           1,332
 Yard improvements.................    2,315              271              719            (196)           1,671
 Furniture and fixtures............      569               55              565              --               59
                                     -------           ------          -------          ------          -------
                                      41,949            2,184           24,052          (2,594)          17,487
Assets held for sale...............       --               --               --           2,594            2,594
                                     -------           ------          -------         -------          -------
  Total accumulated depreciation...  $41,949           $2,184          $24,052         $    --          $20,081
                                     =======           ======          =======         =======          =======
1992:
Depreciable property:
 Machinery and equipment...........  $32,789           $2,208          $   492         $     8          $34,513
 Automobiles, trucks and trailers..    2,187              215              444              (8)           1,950
 Buildings.........................    2,368              234               --              --            2,602
 Yard improvements.................    1,977              338               --              --            2,315
 Furniture and fixtures............      529               82               42              --              569
                                     -------           ------          -------         -------          -------
  Total accumulated depreciation...  $39,850           $3,077          $   978              --          $41,949
                                     =======           ======          =======         =======          =======

 (1) Reclassification between certain categories

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)

=================================================================================================================
       COL A.                      COL. B           COL. C           COL. D           COL. E            COL. F
- -----------------------------------------------------------------------------------------------------------------
                                                                      MAXIMUM        AVERAGE           WEIGHTED
                                                   WEIGHTED            AMOUNT         AMOUNT            AVERAGE
                                BALANCE             AVERAGE          OUTSTANDING    OUTSTANDING      INTEREST RATE
   CATEGORY OF AGGREGATE        AT END             INTEREST          DURING THE      DURING THE        DURING THE
   SHORT-TERM BORROWINGS       OF PERIOD             RATE              PERIOD          PERIOD           PERIOD
- -----------------------------------------------------------------------------------------------------------------

1994:
 Borrowings from
  Banks............            $   --               6.00%             $10,000       $ 3,407(2)          5.06%(2)
1993:
 Borrowings from
  Banks............            $ 5,000              6.00%             $35,000       $27,237(2)          6.36%(2)
1992:
 Borrowings from
  Banks(1).........            $35,000              6.50%             $37,500       $33,623(2)          8.87%(2)

- ---------
  (1)  Uncollateralized notes due at various dates throughout the year.
  (2)  Weighted average of monthly borrowings

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)

 ===============================================================
                     COL. A                         COL. B
- ----------------------------------------------------------------
                                                  CHARGED TO
                                                   COSTS AND
                      ITEM                         EXPENSES
- ----------------------------------------------------------------
1994:
 1.  Maintenance and repairs.....................     $1,860
 3.  Taxes, other than payroll and income taxes..     $  516
1993:
 1.  Maintenance and repairs.....................     $3,066
 3.  Taxes, other than payroll and income taxes..     $  833
1992:
 1.  Maintenance and repairs.....................     $6,402
 3.  Taxes, other than payroll and income taxes..     $1,374

  Items 2, 4 and 5, depreciation and amortization of intangible assets; preoperating costs and similar deferrals; royalties and advertising costs, have been omitted in each year as they were either none or less than 1% of net sales.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Proler International Corp.

  We have audited the combined financial statements and financial statement schedules of Proler International Corp.'s Joint Operations listed in the Index on page 25 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain joint operations which statements reflect total assets of approximately 19% and 23% of the related combined assets as of January 31, 1994 and 1993, respectively, and net sales of approximately 22%, 20% and 22% of the related combined total net sales for the years ended January 31, 1994, 1993 and 1992, respectively. Those statements were audited by another auditor whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint operations, is based solely upon the reports of the other auditor.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditor provide a reasonable basis for our opinion.

  In our opinion, based upon our audits and the reports of the other auditor, the financial statements referred to above present fairly, in all material respects, the combined financial position of Proler International Corp.'s Joint Operations as of January 31, 1994 and 1993 and the combined results of their operations and their cash flows for each of the three years in the period ended January 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole and the reports of the other auditor, present fairly, in all material respects, the information required to be included therein.



                                                            COOPERS & LYBRAND


Houston, Texas
April 29, 1994

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
 Prolerized Schiabo-Neu Company

  We have audited the accompanying consolidated balance sheets of the Prolerized Schiabo-Neu Company and its wholly-owned subsidiary, Prolerized Schiabo Neu Foreign Sales Corporation, as of December 31, 1993 and 1992, and the related consolidated statements of income, equity balances, and cash flows for each of the three years in the period ended December 31, 1993 and the consolidated financial statement schedules (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Prolerized Schiabo-Neu Company and its wholly-owned subsidiary, Prolerized Schiabo Neu Foreign Sales Corporation as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly the information required to be included therein.



                             LA GUARDIA & PETRELLA
March 14, 1994

Bridge Plaza Building
Fort Lee, New Jersey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
 of Maru Shipping Company, Inc.

  We have audited the accompanying balance sheet of Maru Shipping Company, Inc. as of December 31, 1991, and the related statement of income, retained earnings, and cash flows for the year then ended and the financial statement schedules (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maru Shipping Company, Inc. as of December 31, 1991, and the results of its operations and its cash flows for year ended December 31, 1991, in conformity with generally accepted accounting principles. In addition, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.



                             LA GUARDIA & PETRELLA
March 16, 1992

Bridge Plaza Building
Fort Lee, New Jersey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Dover Barge Company

  We have audited the accompanying balance sheets of Dover Barge Company as of January 31, 1994 and 1993, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1994 and the financial statement schedules (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Barge Company at January 31, 1994 and 1993, and the results of its operations and cash flows for each of the three years in the period ended January 31, 1994, in conformity with generally accepted accounting principles. In addition, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.



                                                      LA GUARDIA & PETRELLA



February 28, 1994
Bridge Plaza Building
Fort Lee, New Jersey

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                            COMBINED BALANCE SHEETS
                           JANUARY 31, 1994 AND 1993


                                                                      1994           1993
                                                                    --------       --------
                              ASSETS                                    (in thousands)
                              ------
Current assets:
 Cash and cash equivalents.........................................  $ 2,164       $  1,956
 Accounts receivable:
  Trade............................................................    5,627          3,097
  Affiliates.......................................................   12,512          7,799
  Other............................................................      304            701
 Inventories.......................................................   27,196         64,030
 Prepaid expenses and other........................................      790          1,181
                                                                     -------       --------
  Total current assets.............................................   48,593         78,764
Property, plant and equipment, net.................................   26,416         28,244
Deferred charges and other assets..................................      252            483
                                                                     -------       --------
    Total assets...................................................  $75,261       $107,491
                                                                     =======       ========

           LIABILITIES AND STOCKHOLDERS' AND PARTNERS' EQUITY
           --------------------------------------------------

Current liabilities:
 Accounts payable:
  Trade............................................................  $ 4,774       $  2,968
  Affiliates.......................................................      149            701
  Accrued expenses.................................................    4,785          2,931
 Note payable, affiliate...........................................       --          2,100
                                                                     -------       --------
  Total current liabilities........................................    9,708          8,700
Other liabilities..................................................      639            252
Commitments and contingencies
Stockholders' and partners' equity.................................   64,914         98,539
                                                                     -------       --------
  Total liabilities and stockholders' and partners' equity.. ......  $75,261       $107,491
                                                                     =======       ========


              The accompanying notes are an integral part of the
                        combined financial statements.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                       COMBINED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)


                                                  1994       1993       1992
                                                ---------  ---------  ---------

Net sales.....................................  $307,455   $198,575   $214,749
Cost of sales.................................   294,360    199,587    214,880
                                                --------   --------   --------
 Gross profit (loss)..........................    13,095     (1,012)      (131)
Selling, general and administrative expenses..     8,658     11,407     10,070
                                                --------   --------   --------
 Operating income (loss)......................     4,437    (12,419)   (10,201)

Other income (expense):
 Interest income..............................        94         73      1,059
 Interest expense.............................       (84)       (35)      (262)
 Litigation settlement costs..................    (1,400)        --         --
 Gain on asset sales..........................     1,003         --         --
 Other, net...................................     1,254        799      1,443
                                                --------   --------   --------
   Total other................................       867        837      2,240
                                                --------   --------   --------

     Earnings (loss)..........................  $  5,304   $(11,582)  $ (7,961)
                                                ========   ========   ========

     The accompanying notes are an integral part of the combined financial statements.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
           COMBINED STATEMENTS OF STOCKHOLDERS' AND PARTNERS' EQUITY
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)


                                             RETAINED
                                           EARNINGS AND
                                  COMMON   PARTNERSHIP
                                   STOCK     CAPITAL         TOTAL
                                  -------  ------------  -------------

Balances at January 31, 1991....   $ 422      $114,281       $114,703
Loss............................      --        (7,961)        (7,961)
Advances, net of distributions..      --        29,744         29,744
                                   -----      --------       --------
Balances at January 31, 1992....     422       136,064        136,486
Liquidation of joint operation..    (255)      (14,338)       (14,593)
Loss............................      --       (11,582)       (11,582)
Distributions, net of advances..      --       (11,772)       (11,772)
                                   -----      --------       --------
Balances at January 31, 1993....     167        98,372         98,539
Earnings........................      --         5,304          5,304
Distributions, net of advances..      --       (38,929)       (38,929)
                                   -----      --------       --------
Balances at January 31, 1994....   $ 167      $ 64,747       $ 64,914
                                   =====      ========       ========

     The accompanying notes are an integral part of the combined financial statements.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                       COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994

                                                          1994       1993       1992
                                                        ---------  ---------  ---------

Cash flows from operating activities:
 Earnings (loss)......................................  $  5,304   $(11,582)  $ (7,961)
 Adjustments to reconcile earnings (loss) to cash:
  Depreciation........................................     5,132      5,232      5,937
  Advances, net of distributions......................        --         --     29,744
 Gain on asset sales..................................    (1,003)        --         --
 Litigation settlement costs..........................     1,400         --         --
 Decrease (increase) in assets:
  Accounts receivable, trade..........................    (2,530)     2,144       (567)
  Accounts receivable, affiliates.....................    (4,713)       (60)    (2,175)
  Accounts receivable, other..........................       397       (433)        (2)
  Inventories.........................................    36,834     14,585    (18,407)
  Prepaid expenses and other..........................       391       (216)      (700)
  Deferred charges and other assets...................       231      7,175        424
 Increase (decrease) in liabilities:
  Accounts payable, trade.............................     1,806       (920)    (2,131)
  Accounts payable, affiliates........................      (552)      (200)       508
  Accrued expenses....................................       454       (995)      (505)
  Other liabilities...................................       387        214       (207)
                                                        --------   --------   --------
  Net cash provided by operating activities...........    43,538     14,944      3,958
                                                        --------   --------   --------
Cash flows from investing activities:
 Purchases and transfers of property, plant and
  equipment...........................................    (4,123)    (3,731)    (2,844)
 Proceeds from sales of property, plant and equip-
  ment................................................     1,822      2,967        120
 Liquidation of joint operation.......................        --    (14,593)        --
 Distributions, net of advances.......................   (38,929)   (11,772)        --
                                                        --------   --------   --------
  Net cash used in investing activities...............   (41,230)   (27,129)    (2,724)
                                                        --------   --------   --------
Cash flows from financing activities:
 Net affiliate borrowings (repayments)................    (2,100)     2,100         --
 Deposit in ship acquisition fund.....................        --         --       (200)
                                                        --------   --------   --------
  Net cash provided by (used in) financing activities.    (2,100)     2,100       (200)
                                                        --------   --------   --------
Net increase (decrease) in cash and
  cash equivalents....................................       208    (10,085)     1,034
Cash and cash equivalents at beginning of year........     1,956     12,041     11,007
                                                        --------   --------   --------
Cash and cash equivalents at end of year..............  $  2,164   $  1,956   $ 12,041
                                                        ========   ========   ========

     The accompanying notes are an integral part of the combined financial statements.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The significant accounting policies of Proler International Corp.'s ("Proler") joint operations are outlined below.

               Joint Operations

          The combined financial statements include all joint operations of (collectively the "Company") Proler as presented below. All significant balances and transactions between the combined joint operations have been eliminated in combination. Certain amounts included in the prior year financial statements have been reclassified to be consistent with the current year presentation.

                                                                                        INTEREST OF
                                                                                          PROLER
                                                                        FORM OF        INTERNATIONAL
                                                     COMMENCED         BUSINESS         CORP. AND                 INTERESTS
          JOINT OPERATION                            OPERATION       ORGANIZATION      SUBSIDIARIES               OF OTHERS
          ---------------                            ---------       ------------      -------------        ----------------------
Hugo Neu-Proler Company.........................        1962         Partnership               50%          Hugo Neu & Sons,
                                                                                                             Inc.-50%
Prolerized Chicago Corporation (1)..............        1963         Corporation               50%          M.S. Kaplan
                                                                                                             Company-50%
Maru Shipping Company, Inc. (1).................        1964         Corporation               50%          Hugo Neu & Sons,
                                                                                                             Inc.- 50%
Prolerized New England Company (3)..............        1966         Partnership               50%          Hugo Neu Steel
                                                                                                             Products, Inc.-50%(2)
Prolerized Schiabo-Neu Company..................        1967         Partnership            331/3%          Hugo Neu & Sons,
                                                                                                             Inc.-331/3%
                                                                                                             Schiavone-Bonomo
                                                                                                             Corp.-331/3%
Dover Barge Company.............................        1967         Corporation            331/3%          Hugo Neu & Sons,
                                                                                                             Inc.-331/3%
                                                                                                             Schiavone-Bonomo
                                                                                                             Corp.-331/3%
Worcester Recycling, Inc. (3)...................        1972         Corporation               50%          Hugo Neu Steel
                                                                                                             Products, Inc.-50%(2)
Pacific Bulk Loading, Inc.......................        1972         Corporation               50%          Hugo Neu & Sons,
                                                                                                             Inc.-50%
H. Finkelman, Inc.(3)...........................        1977         Corporation               50%          Hugo Neu Steel
                                                                                                             Products, Inc.-50%(2)
Alameda Street Metal Corp.......................        1985         Corporation               50%          Hugo Neu & Sons,
                                                                                                             Inc.-50%
HPI.............................................        1989         Partnership               49%          Hugo Neu & Sons,
                                                                                                             Inc.-49%
                                                                                                             Intercontinent
                                                                                                             Chartering
                                                                                                             Corporation-2%
HPNJ............................................        1989         Partnership               50%          Hugo Neu & Sons,
                                                                                                             Inc.-50%

 (1) See Note 4 to the combined financial statements.
 (2) A subsidiary of Hugo Neu & Sons, Inc.
 (3) Proleride Transport Systems, Inc., a wholly-owned subsidiary of Proler International Corp., is the Partner in this venture.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED


  Amounts are included as of December 31, and the years then ended for all joint operations except for Dover Barge Company which is as of January 31, and for the years then ended.

     The terms of the HPNJ and HPI agreements expire May 25, 1994 unless extended by unanimous consent of the partners. The Company's future involvement with these joint ventures is uncertain at this time; however, in the event of their dissolution, management anticipates that the carrying value of the underlying assets would be recovered.

     Approximately $28,857,000 and $44,024,000 of stockholders' and partners' equity at January 31, 1994 and 1993, respectively, and approximately $2,768,000, $(5,660,000) and $(3,327,000) of earnings (loss) for the years ended January 31, 1994, 1993 and 1992, respectively, are attributable to Proler International Corp. and one of its subsidiaries based upon their ownership interest. The remaining equity and net earnings are attributable to the other owners and partners.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (LIFO) and the first-in, first-out
(FIFO) methods, for the joint operations as follows (dollars in thousands):

                                JANUARY 31,
                           --------------------
                             1994        1993
                           --------     -------
 First-in, first out:
   Processed...........    $  9,134     $22,512
   Unprocessed.........       1,135         641
                           --------     -------
                             10,269      23,153
                           --------     -------
 Last-in, first out:
   Processed...........      15,766      40,390
   Unprocessed.........       1,161         487
                           --------     -------
                             16,927      40,877
                           --------     -------
                           $ 27,196     $64,030
                           ========     =======

   The excess of replacement cost over LIFO value was approximately $21,187,000 and $8,604,000 at January 31, 1994 and 1993, respectively.

   Federal Income Taxes

   Some of the joint operations are organized as partnerships and others as corporations. There is no provision for income taxes on joint operations reflected in the combined statement of earnings.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

   Property, Plant and Equipment

   Depreciation is computed on the straight-line method for the major portion of the joint operations' assets. Lives used in computing depreciation fall within the following ranges:

                                         YEARS
                                         -----
   Machinery and equipment             3   to  13
   Floating equipment                  4   to  14
   Automobiles, trucks and trailers    3   to   8
   Buildings                           5   to  25
   Yard Improvements                   4   to  25
   Furniture and fixtures              5   to  10


          When assets are retired or otherwise disposed, the costs and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

           Combined Statements of Cash Flows

          For the purposes of the Combined Statement of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash paid for income taxes was approximately $500,000, $241,000 and $298,000 for fiscal 1994, 1993 and 1992, respectively.

           Concentration of Credit Risk

          The Company sells its products primarily to steel mills in the Far and Near East. The Company performs ongoing credit evaluations of its customers and requires letters of credit on all foreign sales. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

          The Company invests its excess cash in deposits with major banks and in money market securities of companies from a variety of industries. These securities typically mature within ninety days. The Company has not experienced any losses on its money market investments.

2. RELATED PARTY TRANSACTIONS

          Certain joint operations sell recycled metal overseas through foreign sales corporations. To facilitate these sales, two of the joint operations' partners other than the Company act as agents and are paid commissions generally equal to approximately 1% of gross sales. Commission expenses totaled approximately $3,540,000, $2,315,000 and $2,552,000 for the years ended January 31, 1994, 1993 and 1992, respectively.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS (DOLLARS IN THOUSANDS)

     Property, Plant and Equipment, at cost                                   JANUARY 31,
                                                                       ----------------------
                                                                         1994          1993
                                                                       --------      --------

  Land.................................                                $  5,065      $  5,086
  Machinery and equipment..............                                  55,797        56,492
  Floating equipment...................                                   1,338         1,338
  Automobiles, trucks and trailers.....                                   5,127         5,006
  Buildings............................                                   9,886         9,816
  Yard improvements....................                                   9,966        10,077
  Furniture and fixtures...............                                   1,026           983
  Construction in process..............                                     171           154
                                                                       --------      --------
                                                                         88,376        88,952
    Less accumulated depreciation......                                 (61,960)      (60,708)
                                                                       --------      --------
                                                                       $ 26,416      $ 28,244
                                                                       ========      ========


     Accrued Liabilities                                                      JANUARY 31,
                                                                       ----------------------
                                                                         1994          1993
                                                                       --------      --------
  Environmental accruals...............                                $    972      $  1,446
  Accrued benefit plan contributions...                                     402           571
  Accrued property taxes...............                                     239           450
  Accrued litigation settlement costs..                                   1,400            --
  Accrued salaries.....................                                     147            97
  Other accrued liabilities............                                   1,625           367
                                                                       --------      --------
                                                                       $  4,785      $  2,931
                                                                       ========      ========

4. SALES OF ASSETS

    In October, 1993, substantially all of the assets of Prolerized Chicago Corporation were sold to an unrelated third party for an aggregate consideration of approximately $2.4 million. The sale resulted in a gain of approximately $1.0 million. Net sales were $5.3 million, $1.4 million and $4.2 million and cost of sales was $5.2 million, $2.0 million and $4.0 million in fiscal 1994, 1993 and 1992, respectively.

    On June 25, 1992, Proler International Corp. sold its 255 shares of capital stock in Maru Shipping Company, Inc. ("Maru") to Hugo Neu & Sons, Inc., Maru's other 50% joint interest owner. The purchase price approximated the Company's net investment as of January 31, 1992. Since the Company no longer has an investment in Maru, its accounts have been eliminated in the accompanying financial statements as of February 1, 1992. Maru had revenues of approximately $2.3 million and operating expenses of approximately $1.9 million for the year ended January 31, 1992.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

5.    EMPLOYEE BENEFIT PLANS

    Six of the joint operations of the Company have adopted the employee defined contribution plan of Hugo Neu & Sons, Inc. Contributions by the joint operations to the trustee of the plan amounted to approximately $639,000, $571,000 and $522,000 for the fiscal years 1994, 1993, and 1992, respectively.

    One of the joint operations of the Company has adopted a separate pension plan for all executive administrative employees. The plan, among other things, provides for amortization of prior service costs over 30 years. The cost of the plan was approximately $35,000 and $14,000 for the fiscal years 1994 and 1992, respectively. No contribution was necessary in fiscal year 1993. This plan is expected to be terminated in 1994.

    In addition to the above plans, the processing and yard employees of several of the joint operations are covered under union administered plans.

6.    COMMITMENTS AND CONTINGENCIES

    Commitments. The joint operations lease certain tracts of real estate and improvements under cancelable and non-cancelable agreements. Total rental expense was approximately $2,800,000, $2,900,000 and $2,600,000 in fiscal years 1994, 1993, and 1992, respectively. Minimum rental commitments under non-cancelable leases as of January 31, 1994 are as follows (dollars in thousands):

     YEAR ENDING
     JANUARY 31,
     -----------
     1995........       $  489
     1996........          425
     1997........          425
     1998........          425
     1999........          425
     Thereafter..          245
                        ------
                        $2,434
                        ======

          Certain of these leases provide for additional rentals based on increases of the fair market value of the property leased and call for payment of property taxes by the lessor. In addition, most leases contain renewal clauses.

          Contingencies. Certain materials resulting from the Company's operations must be handled consistent with federal and state environmental laws and regulations. Compliance with such laws and regulations were an area of concern to the Company as questions were being raised as to whether automobile shredder residue, ("ASR" or "fluff") contains excessive concentrations of certain heavy metals, polychlorinated biphenyls ("PCB's") and other contaminants. A 1988 Environmental Protection Agency ("EPA") study released in 1990 concerning potential contamination in ASR indicated that the potential risk depends on the constituent make up of the fluff and the management practices at the sites where the fluff is generated. Pending further study, the EPA recognized that shredding operations that are well managed and conducted in an environmentally sound manner provide valuable environmental benefits. The Company has successfully implemented source control programs to identify and to reduce the sources of lead and certain other heavy metals in ASR. To date, tests of ASR generated by joint operations indicate that levels of PCB's, lead, cadmium, and other contaminants are generally within

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

acceptable levels under EPA and state procedures. The Company continues to evaluate additional methods of further reducing contaminants in ASR. As with any business that produces significant amounts of industrial wastes, the joint operations could face substantial additional costs if past disposal practices would no longer be deemed acceptable by the EPA or state regulatory agencies, although it does not currently expect this result.

          Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, is involved in discussions with the Port of Los Angeles and the California Regional Water Quality Control Board (the "RWQCB") concerning proposals for remediation by HNP of certain environmental conditions at that location. HNP and the Port have also been negotiating a renewal of the Company's lease, which is due to expire on August 30, 1994. The Port is in the completion stages of developing an Environmental Impact Report of HNP activities and site conditions in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next six-year period. In December 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 provided letters of credit totaling $7.9 million ($3.95 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. HNP is required to provide additional letters of credit and/or incur additional costs of up to $2.0 million (or $1.0 million by each joint owner) in connection with such environmental obligations by September, 1994. HNP has accrued approximately $1.0 million to cover the costs of anticipated remediation at this site.

          Proler, its chairman, and HNP, among others, have been named as defendants in a lawsuit pending in the United States District Court for the Central District of California, by a former manager of HNP. The plaintiff alleges causes of action arising out of his termination in December 1988. On April 22, 1993, the parties entered into an agreement under which Proler would pay plaintiff a total of $450,000 in settlement of this matter, of which at least $175,000 would be covered by Proler's insurance. The settlement agreement with Proler is contingent upon the implementation of a further settlement agreement between the plaintiff and certain other defendants which requires parties other than Proler and HNP to obtain certain tax rulings and court approvals on matters unrelated to Proler and HNP. Trial is currently set for November 15, 1994. The Court has granted several continuances to permit the implementation of the settlement and it is anticipated that the Court will continue to do so in the future if necessary.

          In March, 1988, Proler commenced an action against Pick-Your-Part Auto Wrecking, Inc. ("PYP") claiming that PYP breached a 1984 sales agreement requiring PYP to sell certain scrap materials to Proler and HNP. PYP filed certain counterclaims against Proler and HNP alleging breach of contract, breach of good faith and fair dealing and fraud. The trial of this case began on March 7, 1994. On March 11, 1994, the parties entered into an agreement in settlement of all litigation, claims and counterclaims pursuant to which HNP agreed to pay
PYP $1.1 million.   PYP and HNP also entered into an agreement granting HNP a
right of first refusal to purchase PYP's scrap metals for a period of nine years. HNP has accrued $1.4 million as of December 31, 1993 covering this settlement and all of its remaining litigation expenses related to this matter.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
               NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

    The Company is also subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position and results of operations.


7.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

    The Company is principally engaged in the processing of ferrous and non-ferrous metals for recycling. Sales to unaffiliated customers which exceeded 10% of total consolidated net sales were made to two customers in fiscal 1994 and one customer in fiscal 1992. Sales to these customers were: 15% and 11% in 1994 and 12% in 1992 of total sales.

    The table below summarizes the export sales by geographic area (dollars in thousands).


                                                    FOR THE YEARS ENDED JANUARY 31,
                                                --------------------------------------
                                                  1994           1993           1992
                                                --------       --------       --------
To Customers in Europe.................         $     --       $  3,709       $  7,868
To Customers in the Far and Near East..          263,661        170,925        181,131
To Customers in Mexico.................               --          1,590          3,996
To Customers in South America..........            6,572          3,502          5,207
To Customers in Canada.................           10,009            220            208
To Other Export Customers..............            4,005            598             --
                                                --------       --------       --------
 Total Export Sales....................         $284,247       $180,544       $198,410
                                                ========       ========       ========


                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)

===========================================================================================================
          COL. A                 COL. B         COL. C          COL. D          COL. E            COL. F
- -----------------------------------------------------------------------------------------------------------
                                                                                 OTHER
                              BALANCE AT                                        CHANGES         BALANCE AT
                              BEGINNING       ADDITIONS                       ADD (DEDUCT)        END OF
      CLASSIFICATION          OF PERIOD        AT COST       RETIREMENTS      DESCRIBE (1)        PERIOD
- -----------------------------------------------------------------------------------------------------------
1994:
Land.......................    $ 5,086        $    29         $        50      $        --       $    5,065
                               -------        -------         -----------      -----------       ----------
Depreciable property:
 Machinery and equipment...     56,492          1,818               3,334              821           55,797
 Floating equipment........      1,338             --                  --               --            1,338
 Automobiles, trucks and
  trailers.................      5,006            697                 576               --            5,127
 Buildings.................      9,816             95                  52               27            9,886
 Yard improvements.........     10,077            553                 664               --            9,966
 Furniture and fixtures....        983             66                  23               --            1,026
                               -------        -------         -----------      -----------       ----------
                                83,712          3,229               4,649              848           83,140
Construction in progress...        154            865                  --             (848)             171
                               -------        -------         -----------      -----------       ----------
 Total property, plant and
  equipment................    $88,952        $ 4,123         $     4,699      $        --       $   88,376
                               =======        =======         ===========      ===========       ==========

1993:
Land.......................    $ 3,575        $ 1,511         $        --      $        --       $    5,086
                               -------        -------         -----------      -----------       ----------
Depreciable property:
 Machinery and equipment...     55,551          1,254                 313               --           56,492
 Floating equipment........      7,620             --               6,282               --            1,338
 Automobiles, trucks and
  trailers.................      4,750            410                 154               --            5,006
 Buildings.................      9,399            113                  --              304            9,816
 Yard improvements.........      9,937            194                  54               --           10,077
 Furniture and fixtures....      1,000             91                 108               --              983
                               -------        -------         -----------      -----------       ----------
                                88,257          2,062               6,911              304           83,712
Construction in progress...        543            158                 243             (304)             154
                               -------        -------         -----------      -----------       ----------
  Total property, plant and
   equipment................   $92,375        $ 3,731         $     7,154      $        --       $   88,952
                               =======        =======         ===========      ===========       ==========

1992:
Land.......................    $ 3,575        $    --         $        --      $        --       $    3,575
                               -------        -------         -----------      -----------       ----------
Depreciable property:
 Machinery and equipment...     52,735          1,587                 679            1,908           55,551
 Floating equipment........      7,620             --                  --               --            7,620
 Automobiles, trucks and
  trailers.................      5,577            165                 337             (655)           4,750
 Buildings.................      9,409             --                  10               --            9,399
 Yard improvements.........      9,543            212                  60              242            9,937
 Furniture and fixtures....        896            126                  29                7            1,000
                               -------        -------         -----------      -----------       ----------
                                85,780          2,090               1,115            1,502           88,257
Construction in progress...      1,291            754                  --           (1,502)             543
                               -------        -------         -----------      -----------       ----------
 Total property, plant and
  equipment................    $90,646        $ 2,844         $     1,115      $        --       $   92,375
                               =======        =======         ===========      ===========       ==========

- -------------
      (1) Transfer to fixed assets from construction in progress and reclassification between certain categories.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)

=====================================================================================================
        COL. A                       COL. B        COL. C       COL. D        COL. E        COL. F
- -----------------------------------------------------------------------------------------------------
                                                  ADDITIONS                    OTHER
                                   BALANCE AT    CHARGED TO                   CHANGES     BALANCE AT
                                   BEGINNING      COST AND                  ADD (DEDUCT)    END OF
     DESCRIPTION                   OF PERIOD      EXPENSE     RETIREMENTS     DESCRIBE      PERIOD
- -----------------------------------------------------------------------------------------------------
1994:
Depreciable property:
 Machinery and equipment...         $42,556        $3,402       $2,690        $    --      $43,268
 Floating equipment........           1,122            39           --             --        1,161
 Automobiles, trucks and
  trailers.................           3,852           562          502             --        3,912
 Buildings.................           4,230           444           52             --        4,622
 Yard improvements.........           8,393           559          613             --        8,339
 Furniture and fixtures....             555           126           23             --          658
                                    -------        ------       ------        -------      -------
 Total accumulated
  depreciation.............         $60,708        $5,132       $3,880        $    --      $61,960
                                    =======        ======       ======        =======      =======

1993:
Depreciable property:
 Machinery and equipment...         $39,325        $3,456       $  225        $    --      $42,556
 Floating equipment........           4,767            39        3,684             --        1,122
 Automobiles, trucks and
  trailers.................           3,498           474          120             --        3,852
 Buildings.................           3,776           454           --             --        4,230
 Yard improvements.........           7,748           700           55             --        8,393
 Furniture and fixtures....             549           109          103             --          555
                                    -------        ------       ------        -------      -------
 Total accumulated
  depreciation.............         $59,663        $5,232       $4,187        $    --      $60,708
                                    =======        ======       ======        =======      =======

1992:
 Machinery and equipment...         $35,615        $3,581       $  561        $   690      $39,325
 Floating equipment........           4,401           366           --             --        4,767
 Automobiles, trucks and
  trailers.................           3,954           644          306           (794)       3,498
 Buildings.................           3,379           444           45             (2)       3,776
 Yard improvements.........           6,911           790           57            104        7,748
 Furniture and fixtures....             461           112           26              2          549
                                    -------        ------       ------        -------      -------
 Total accumulated
  depreciation.............         $54,721        $5,937       $  995        $    --      $59,663
                                    =======        ======       ======        =======      =======



     (1) Reclassification between certain categories

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   FOR THE THREE YEARS ENDED JANUARY 31, 1994
                                 (IN THOUSANDS)



                          COL. A                     COL. B
       --------------------------------------------  -------
1994:
   1.  Maintenance and repairs.....................   $9,574
   3.  Taxes, other than payroll and income taxes..   $1,822
1993:
   1.  Maintenance and repairs.....................   $7,797
   3.  Taxes, other than payroll and income taxes..   $  818
1992:
   1.  Maintenance and repairs.....................   $7,959
   3.  Taxes, other than payroll and income taxes..   $1,350


  Items 2, 4 and 5, depreciation and amortization of intangible assets; preoperating costs and similar deferrals; royalties and advertising costs, have been omitted in each year as they were either none or less than 1% of net sales and revenues.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
- -------                            -----------
  3.1       Certificate of Incorporation of Proler International Corp. as
            amended to date. (Filed as Exhibit III.1 to the Company's Form 10-K for the fiscal year ended January 31, 1990 and incorporated herein by reference.)

  3.2 By-laws of Proler International Corp. as amended to date. (Filed as Exhibit III.2 to the Company's Form 10-K for the fiscal year ended
            January 31, 1993 and incorporated herein by reference.)

  4.1       Rights Agreement dated as of September 26, 1988 between Proler
            International Corp. and Texas Commerce Bank National Association.
            (Filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended October 31, 1988 and incorporated herein by reference.)

 10.1       Joint Venture Agreement dated January 5, 1962, between Hugo Neu
            Corporation and Proler Steel Corporation, related to Hugo Neu-Proler
            Company.  (Filed as Exhibit 13.1 to the Company's Registration
            Statement No. 2-24928 and incorporated herein by reference.)

 10.2 Amendments to Joint Venture Agreement dated January 5, 1962. (Filed as Exhibit 13.1(a) to the Company's Registration Statement No. 2-
            40782 and incorporated herein by reference.)

 10.3       Joint Venture Agreement dated October 13, 1965, between Hugo Neu-
            Steel Products, Inc. and Proleride Transport Systems, Inc., related to Prolerized New England Company. (Filed as Exhibit 13.15 to the
            Company's Registration Statement No. 2-24928 and incorporated herein by reference.)

 10.4       Amendments to Joint Venture Agreement dated October 13, 1965.
            (Filed as Exhibit 13.2(a) to the Company's Registration Statement
            No. 2-40782 and incorporated herein by reference.)

 10.5       Guaranty Agreement dated October 13, 1965, relating to Prolerized
            New England Company.  (Filed as Exhibit 13.2(b) to the Company's
            Registration Statement No. 2-40782 and incorporated herein by reference.)

 10.6       Joint Venture Agreement dated June 27, 1966, between Proler Steel
            Corporation, Hugo Neu Corporation and Schiavone-Bonomo Corporation related to Prolerized Schiabo-Neu Company. (Filed as Exhibit 13.22 to the Company's Registration Statement No. 2-24928 and incorporated herein by reference.)

 10.7 Amendments to Joint Venture Agreement dated June 27, 1966. (Filed as Exhibit 13.4(a) to the Company's Registration Statement No. 2-
            40782 and incorporated herein by reference.)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
- -------                            -----------
 10.8       Lease Agreement dated August 1, 1974 between The City of Los Angeles and Hugo Neu & Sons, Inc. and Proler Steel Corporation.  (Filed as
            Exhibit X.12 to Company's Form 10-K for the fiscal year ended
            January 31, 1981 and incorporated herein by reference.)

 10.9       Split Dollar Agreement between Proler International Corp. and Elaine
            Proler, effective as of September 12, 1980. (Filed as Exhibit X.15 to Company's Form 10-K for the year ended January 31, 1982 and incorporated herein by reference.)*

 10.10 Proler International Corp. Medical Reimbursement Plan as amended and restated effective February 1, 1991. (Filed as Exhibit X.12 to the
            Company's Form 10-K for the fiscal year ended January 31, 1992 and incorporated herein by reference.)*

 10.11 Order No. 5472 dated November 6, 1985, approved the first amendment to permit No. 266 to Hugo Neu-Proler Company and resets compensation to be paid under the lease agreement dated August 1, 1974 for the period commencing August 31, 1984 through August 30, 1989. (Filed as Exhibit X.15 to Company's Form 10-K for the year ended January
            31, 1986 and incorporated herein by reference.)

 10.12 Amendment to Joint Venture Agreement dated August 2, 1962. (Filed as Exhibit 13.5 to the Company's Registration No. 2-24928 and incorporated herein by reference.)

 10.13      Letter Agreement dated December 1, 1987, between Proler
            International Corp. and Robert L. Mueller regarding salary continuation upon severance of employment. (Filed as Exhibit X-17 to the Company's Form 10-K for the year ended January 31, 1988 and incorporated herein by reference.)*

 10.14      Proler International Corp. Deferred Compensation Agreement for
            Robert L. Mueller dated December 1, 1987, as amended January 3,
            1994.*

 10.15 Severance Agreement dated December 20, 1993 between Robert Mueller and Proler International Corp.*

 10.16      Proler International Corp. Deferred Compensation Agreement for
            Herman Proler dated December 22, 1987, as amended December 21, 1989.
            (Filed as Exhibit X.19 to the Company's Form 10-K for the fiscal year ended January 31, 1990 and incorporated herein by reference.)*

 10.17 Proler International Corp. Executive Deferred Compensation Plan dated December 31, 1989. (Filed as Exhibit X.20 to the Company's
            Form 10-K for the fiscal year ended January 31, 1990 and incorporated herein by reference.)*

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
- -------                            -----------

 10.18      HPI Joint Venture Agreement between Hugo Neu & Sons Inc., the
            Company and Intercontinent Chartering Corporation dated May 25, 1989
            (Filed as Exhibit X.21 to the Company's Form 10-K for the fiscal year ended January 31, 1991 and incorporated herein by reference.)

 10.19      HPNJ Joint Venture Agreement between Hugo Neu & Sons Inc. and the
            Company dated May 25, 1989 (Filed as Exhibit X.22 to the Company's
            Form 10-K for the fiscal year ended January 31, 1991 and incorporated herein by reference.)

 10.20      Proler International Corp. 1988 Stock Option Agreement (Filed as
            Exhibit X.23 to the Company's Form 10-K for the fiscal year ended
            January 31, 1991 and incorporated herein by reference.)

 10.21      First Amended and Restated Credit Agreement Between Proler
            International Corp., Prolerized Steel Corporation, Proleride
            Transport Systems, Inc., Proler Recycling, Inc. and Proler
            Environmental Services, Inc., and Texas Commerce Bank National
            Association, dated effective as of August 31, 1993. (Filed as Exhibit 10 to the Company's Form 10Q for the Quarter ended October
            31, 1993 and incorporated herein by reference).

 10.22      Security Agreement dated August 31, 1992 by and among the Company,
            Prolerized Steel Corporation, Proleride Transport Systems, Inc.,
            Proler Environmental Services, Inc. and Texas Commerce Bank National
            Association (Filed as Exhibit X.25 to the Company's Form 10-K for the fiscal year ended January 31, 1993 and incorporated herein by reference.)

 10.23      Proler International Corp. Deferred Compensation Agreement for
            Norman Bishop dated effective April 16, 1993. (Filed as Exhibit X to the Company's Form 10Q for the Quarter ended April 30, 1993 and incorporated herein by reference).*

 10.24      Proler International Corp. 1993 Incentive Compensation Plan.

 21         Subsidiaries of Proler International Corp.

 23         Consents of Accountants

- --------------------

    * Indicates an agreement with management.