Form 10-Q
period 1994-04-30
PROLER INTERNATIONAL CORP
filed 1994-06-14
CIK 80693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended April 30, 1994

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-5276


                           PROLER INTERNATIONAL CORP.
            (Exact name of registrant as specified in its charter.)


               Delaware                                   74-1051251
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)


      4265 San Felipe, Suite 900                           77027
           Houston, Texas                               (Zip Code)
(Address of Principal Executive Offices)


       Registrant's Telephone Number, Including Area Code: [713] 627-3737

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes    X        NO  _____

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of June 10, 1994:


          Common                              4,710,960
          ------                              ---------
      (Title of Class)             (Number of Shares Outstanding)

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                --------
Consolidated Balance Sheet at April 30, 1994 and January 31, 1994                  1

Consolidated Statement of Operations for the three months ended April 30, 1994
and 1993                                                                           2

Consolidated Statement of Cash Flows for the three months ended April 30, 1994
and 1993                                                                           3

Notes to Consolidated Financial Statements                                         4

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                          8

PART II.  OTHER INFORMATION                                                       11

SIGNATURE PAGE                                                                    12

                                     PART I
                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                     ASSETS                       April 30, 1994   January 31, 1994
                     ------                       ---------------  -----------------
                                                   (Unaudited)
Current assets:
Cash and cash equivalents                                $12,583            $ 7,307
Accounts receivable, trade                                 2,308              6,443
Other receivables                                            128                165
Inventories                                                2,075              1,910
Maintenance parts                                            710              1,150
Prepaid expenses                                             655                775
                                                         -------            -------
  Total current assets                                    18,459             17,750
Investments in joint operations, at equity                28,682             26,273
Property, plant and equipment, net                        16,675             18,671
Other assets                                               2,031              3,889
                                                         -------            -------
    Total assets                                         $65,847            $66,583
                                                         =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- - -------------------------------------

Current liabilities:
Accounts payable, trade                                  $ 2,065            $ 2,267
Accrued liabilities                                        1,958              2,971
Other current liabilities                                    200                200
                                                         -------            -------
  Total current liabilities                                4,223              5,438
Deferred compensation                                      3,044              2,989
Contingencies
Stockholders' equity:
Common stock                                               5,351              5,351
Capital in excess of par value                               192                192
Retained earnings                                         59,155             58,731
                                                         -------            -------
                                                          64,698             64,274
Less treasury stock, at cost                              (6,118)            (6,118)
                                                         -------            -------
  Total stockholders' equity                              58,580             58,156
                                                         -------            -------
    Total liabilities and stockholders' equity           $65,847            $66,583
                                                         =======            =======


  The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended April 30,
                                                                -----------------------------
                                                                   1994               1993
                                                                ---------            -------
Net sales                                                         $ 7,823            $ 8,169
Cost of sales                                                       7,958              8,044
                                                                  -------            -------
Gross profit (loss)                                                  (135)               125
Loss from joint operations                                           (995)               (94)
General and administrative expenses                                (1,075)            (1,035)
                                                                  -------            -------
Operating loss                                                     (2,205)            (1,004)
                                                                  -------            -------

Gain on sale of assets, net                                         2,894                 --
                                                                  -------            -------

Other income (expense):
Interest income                                                        56                 54
Interest expense                                                     (180)              (301)
Other, net                                                            (91)                (7)
                                                                  -------            -------
                                                                     (215)              (254)
                                                                  -------            -------
Income (loss) before income taxes and
  accounting change                                                   474             (1,258)
Provision for income taxes                                             50                 --
                                                                  -------            -------
Income (loss) before accounting change                                424             (1,258)
Cumulative effect of change in accounting
  for income taxes                                                     --                118
                                                                  -------            -------
Net income (loss)                                                 $   424            $(1,140)
                                                                  =======            =======

Weighted average shares outstanding                                 4,711              4,711
                                                                  =======            =======

Income (loss) per share:
Income (loss) before accounting change                               $.09            $  (.27)
Cumulative effect of change in
  accounting for income taxes                                          --                .03
                                                                  -------            -------
Net income (loss)                                                    $.09            $  (.24)
                                                                  =======            =======


   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               Three Months Ended April 30,
                                                                              ------------------------------
                                                                                   1994            1993
                                                                              --------------  --------------
Cash flows from operating activities:
Net income (loss)                                                                   $   424         $(1,140)
Adjustments to reconcile net income (loss) to cash:
 Depreciation                                                                           302             303
 Gain on sale of assets                                                              (2,894)             --
 Cumulative effect of accounting change                                                  --            (118)
 Loss from joint operations and advances,
    net of distributions                                                             (2,409)             --
 Decrease (increase) in assets, net of effects of assets sold:
   Accounts receivable, trade                                                         4,135             193
   Other receivables                                                                    (23)            168
   Inventories and maintenance parts                                                   (234)           (994)
   Prepaid expenses                                                                     120             152
   Other assets                                                                          57              17
 Increase (decrease) in liabilities, net of effects of assets sold:
   Accounts payable, trade                                                             (265)           (585)
   Accrued liabilities                                                               (1,338)            121
   Deferred compensation                                                                 55             (26)
                                                                                    -------         -------
Net cash used in operating activities                                                (2,070)         (1,909)
                                                                                    -------         -------
Cash flows from investing activities:
Purchases of property, plant and equipment                                             (324)           (603)
Proceeds from asset sales                                                             7,670              --
Distributions from joint operations, net of earnings (losses) and advances               --           8,579
                                                                                    -------         -------
Net cash provided by investing activities                                             7,346           7,976
                                                                                    -------         -------
Cash flows from financing activities:
Payments on bank debt                                                                    --          (5,000)
                                                                                    -------         -------
Net cash used in financing activities                                                    --          (5,000)
                                                                                    -------         -------
Net increase in cash and cash equivalents                                             5,276           1,067
Cash and cash equivalents, beginning of period                                        7,307           7,057
                                                                                    -------         -------
Cash and cash equivalents, end of period                                            $12,583         $ 8,124
                                                                                    =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of Proler International Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1994, included in the Company's 1994 Annual Report and the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The results for the three months ended April 30, 1994 are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform to current classifications.

NOTE 2: INVENTORIES

  The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of April 30, 1994 and January 31, 1994 inventories were comprised of the following:

                                                       April 30, 1994    January 31, 1994
                                                      ---------------    ----------------
                                                                (In Thousands)
Processed scrap                                             $ 1,517            $ 1,089
Unprocessed scrap and other                                     558                821
                                                            -------            -------
                                                            $ 2,075            $ 1,910
                                                            =======            =======

NOTE 3: COMBINED JOINT OPERATIONS

  A condensed summary of the financial position of the combined joint operations (100% basis) is as follows:

                                               April 30, 1994       January 31, 1994
                                              --------------       ----------------
                                                         (In Thousands)
Current assets                                      $46,444            $48,593
Property and other assets, net                       26,558             26,668
                                                    -------            -------
                                                    $73,002            $75,261
                                                    =======            =======

Current liabilities                                 $11,198            $ 9,708
Other liabilities                                       639                639
Stockholders' and partners' equity                   61,165             64,914
                                                    -------            -------
                                                    $73,002            $75,261
                                                    =======            =======

  Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the other joint operations follow FIFO. Such LIFO inventories are carried at $14.9 million and $16.9 million at April 30, 1994 and January 31, 1994, respectively, and the excess of replacement cost over the LIFO value at those dates was approximately $21.2 million.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

   The Company's investment in the joint operations and its percentage interest in their assets and liabilities as of April 30, 1994 and January 31, 1994 are set forth below:

                                                 April 30, 1994   January 31, 1994
                                                 ---------------  -----------------
                                                        (In Thousands)
Current assets                                       $22,303            $23,432
Property and other assets, net                        11,728             11,752
Liabilities                                           (5,641)            (4,948)
Adjustment to conform reporting periods                  292             (3,963)
                                                     -------            -------
Net investment                                       $28,682            $26,273
                                                     =======            =======

  A summary of the results of operations of the combined joint operations is as follows (in thousands):

Combined 100% Basis:
                                            Three months ended April 30,
                                            ---------------------------
                                              1994               1993
                                            --------            -------
Net sales                                    $69,999            $70,393
                                             =======            =======
Gross profit (loss)                          $  (855)           $ 2,118
                                             =======            =======
Earnings (loss)                              $(2,299)           $   (46)
                                             =======            =======

Company Percentage Interest:

                                            Three months ended April 30,
                                            ----------------------------
                                              1994               1993
                                            --------            -------
Net sales                                    $33,141            $33,286
                                             =======            =======
Gross profit (loss)                          $  (329)           $   924
                                             =======            =======
Earnings (loss)                              $  (995)           $   (94)
                                             =======            =======

NOTE 4: ASSET SALES

  Effective February 28, 1994, Prolerized Steel Corporation, a wholly-owned subsidiary of the Company, sold substantially all of its assets used in connection with the operation of a scrap metal processing facility located in Kansas City, Kansas. The assets were sold to an unrelated third party for a purchase price of approximately $5.1 million. Also, on April 29, 1994, the Company's Vinton, Texas scrap processing facility was sold to an unrelated third party for approximately $2.6 million. The Company recorded a gain on the sale of these assets of $2.9 million.

  The Company recorded net sales of $4.5 million and $5.2 million attributable to the operations at the Kansas City and Vinton plants for the three months ended April 30, 1994 and 1993, respectively, and an operating loss of $0.1 million for both quarterly periods.

NOTE 5: INCOME TAXES

  Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." The cumulative effect on prior years of the adoption of SFAS No. 109 decreased net loss by $118,000 or $.03 per share for the three months ended April 30, 1993.

  The provision for income taxes for the quarter ended April 30, 1994 is for alternative minimum taxes payable. The provision for federal income taxes otherwise payable was eliminated by the utilization of net operating loss carryforwards.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


NOTE 6: BANK CREDIT FACILITIES

  As of April 30, 1994, no borrowings were outstanding under the Company's $15 million revolving line of credit and $5.4 million of letters of credit were outstanding under the $7 million letter of credit facility. Under the terms of the agreement with the bank, the Company is required to maintain, among other things, a minimum net worth and other specified financial covenants. In addition, the Company is restricted as to the payment of cash dividends, limited as to incurring additional indebtedness and limited as to incurring capital expenditures in excess of certain amounts.

NOTE 7: CONTINGENCIES

  Certain materials resulting from the Company's operations must be handled consistent with federal and state environmental laws and regulations.
Compliance with such laws and regulations were an area of concern to the Company as questions were being raised as to whether automobile shredder residue ("ASR" or "fluff") contains excessive concentrations of certain heavy metals, polychlorinated biphenyls ("PCB's") and other contaminants. A 1988 Environmental Protection Agency ("EPA") study released in 1990 concerning potential contamination in ASR indicated that the potential risk depends on the constituent make up of the fluff and the management practices at the sites where the fluff is generated. Pending further study, the EPA recognized that shredding operations that are well managed and conducted in an environmentally sound manner provide valuable environmental benefits. The Company successfully implemented source control programs to identify and to reduce the sources of lead and certain other heavy metals in ASR. Tests of ASR generated by the Company indicate that levels of PCB's, lead, cadmium, and other contaminants are generally within acceptable levels under EPA and state procedures. The Company continues to evaluate additional methods of further reducing contaminants in ASR. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past disposal practices would no longer be deemed acceptable by the EPA or state regulatory agencies, although this result is not currently expected.

  Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, is involved in discussions with the Port of Los Angeles and the California Regional Water Quality Control Board (the "RWQCB") concerning proposals for remediation by HNP of certain environmental conditions at that location. HNP and the Port have also been negotiating a renewal of the Company's lease, which is due to expire on August 30, 1994. The Port is in the completion stages of developing an Environmental Impact Report of HNP activities and site conditions in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next six-year period. In December 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 provided letters of credit totaling $7.9 million ($3.95 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. HNP is required to provide additional letters of credit and/or incur additional costs of up to $2.0 million (or $1.0 million by each joint owner) in connection with such environmental obligations by September, 1994. HNP has accrued approximately $0.7 million to cover the costs of anticipated remediation at this site as of April 30, 1994.

  As reported earlier, the EPA contacted the Company in August 1989 regarding testing for possible contamination at a site in Tampa, Florida previously operated by MRI Corporation, a wholly-owned subsidiary of the Company. The Company and the EPA took split soil and groundwater samples from the site for analysis. The Company has learned that in late 1990, an EPA consultant issued a report recommending that further consideration be given to the possibility of ranking this site using the EPA's hazardous ranking package. Based on that recommendation the EPA took additional samples at the site in 1992. The Company had previously conducted extensive clean-up operations at the Tampa site when it was closed in 1988. The financial implications of the Company's current investigation or any agency action are uncertain at this time and the Company is continuing to evaluate whether any further corrective action is necessary or appropriate.

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

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

is de minimis and amounts ultimately payable, if any, will not have a material adverse effect on the Company's financial position or results of operations.

  As reported earlier, the Company and its chairman, among others, were named as defendants in a lawsuit brought by a former manager of a joint operation alleging causes of action arising out of his termination of employment. On April 22, 1993, the parties entered into an agreement under which the Company would pay the plaintiff a total of $450,000 in settlement of this matter, of which at least $175,000 would be covered by the Company's insurance. The settlement agreement with the Company was contingent upon the implementation of a global settlement agreement between the plaintiff and certain other defendants. On May 18, 1994, the plaintiff and other defendants consummated the global settlement agreement. Accordingly, the Company is required to remit $450,000 to plaintiff by June 25, 1994 and will be given a general release of any and all claims with respect to this matter.

  The Company is also subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 8: PER SHARE INFORMATION

  Per share calculations are based on the average number of common shares outstanding during the period. The per share calculations do not include the common equivalent shares attributable to the assumed exercise of outstanding stock options since the effect was not significant for all periods presented.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



GENERAL

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

  The Company's joint operations are structured so that the participants advance and withdraw funds equally. In general, policy decisions of the joint operations require the unanimous consent of the participants. As a result, the Company's control over its joint operations is limited and must be exercised in concert with its partners in those operations. The Company has made advances to the joint operations, on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives periodic distributions from its joint operations, primarily from sales of inventory. During the first quarter of fiscal 1995, the Company's advances to joint operations exceeded distributions from joint operations by $3.4 million.

  The terms of the agreements covering the HPI and HPNJ joint operations expired May 25, 1994. The Company's future involvement with these joint ventures is uncertain at this time; however, in the event of their dissolution, management anticipates that the Company's share of the carrying value of the underlying assets of approximately $6 million would be recovered.

  The Company continues to implement the business plan described in its 1994 Annual Report on Form 10-K with the goals of restructuring, selling or otherwise disposing of certain underperforming and unproductive assets, and supplementing its core commodity metals business by investing in technologies that profit from processing and recycling waste materials. The Company believes that if it is successful in implementing this business plan, it will be able to make a transition from its current participation in the highly cyclical scrap processing business primarily through joint operations over which it exercises limited control, to a recycling company engaged in environmental services and metals recovery with majority control over its significant assets. As previously reported, the Company completed the planned divestiture of its domestic scrap steel operations in April, 1994. Accordingly, the Company's principal scrap steel processing business will be conducted through its joint operations. In fiscal 1995, the Company plans to continue to develop and test new waste processing and recovery technologies through its two subsidiaries, Proler Recycling, Inc. ("Proler Recycling") and Proler Environmental Services, Inc. ("Proler Environmental"). See 1994 Annual Report on Form 10-K.


LIQUIDITY, FINANCING AND CAPITAL RESOURCES

  As of April 30, 1994, the Company had net working capital of $14.2 million. During the quarter, the Company received proceeds of $7.7 million from the sale of Kansas City, Kansas and Vinton, Texas scrap processing plants. Capital expenditures of $0.3 million in the first quarter of fiscal 1995 were primarily for the replacement and improvement of plant and equipment. The Company has budgeted $6.0 million for new plant and equipment in its Proler Recycling subsidiary for the latter half of fiscal 1995. The Company's share of joint operations' capital expenditures for the first quarter of fiscal 1995 was $0.8 million. As discussed in Note 7 to consolidated financial statements, the Company expects to provide an additional letter of credit and/or incur additional costs of $1.0 million in fiscal 1995 in connection with its Los Angeles joint operation facility.

  The Company is engaged in ongoing proceedings and communications with regulatory authorities concerning environmental matters. An adverse outcome in these proceedings, or any significant additional expenditures that may be required in order for the Company or its joint operations to operate in accordance with environmental laws and regulations, or to clean up sites now or formerly used by them, could affect the Company's financial position.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

  Consolidated net sales and cost of sales decreased 4% and 1%, respectively, during the quarter ended April 30, 1994 as compared to the prior year's quarter. These decreases were principally due to the sale of the Company's Kansas City plant effective February 28, 1994. The Company recorded net sales and cost of sales of $3.7 million for the three months ended April 30, 1993 attributable to the Kansas City plant. The first quarter of fiscal 1995 included $1.9 million in net sales and $2.0 million in cost of sales attributable to the Kansas City plant.

  Excluding the Kansas City and Vinton plants from the results of operations, the following table highlights the more significant operating statistics and percentage changes of the remaining Company-operated plants (dollars in thousands):

                              For the three months
                                 ended April 30,
                              --------------------
                               1994         1993           % Change
                              -------      -------         ---------

Sales volumes (gross tons)..   22,007       21,538             2 %

Net sales...................  $ 3,342      $ 2,978            12 %
Cost of sales...............    3,176        2,710            17 %
                              -------      -------
Gross profit................  $   166      $   268
                              =======      =======


  Approximately 45% of the increase in net sales is attributable to price increases on precipitation iron between the comparative quarters, and approximately 15% of the increase is attributable to volume increases. The remainder of the quarterly increase in sales (40%) is attributable to increased volume sales of tin. The increase in cost of sales is primarily attributable to increases in expenditures for research and development by Proler Environmental and Proler Recycling.

  Loss from joint operations in the first quarter of fiscal 1995 was $1.0 million, compared to $0.1 million in the first quarter of fiscal 1994. Sales prices increased in the first quarter of fiscal 1995 by approximately 26% (from $104 to $131 per ton) as compared to the first quarter of fiscal 1994; however, tonnage shipped decreased by approximately 21% and average cost of sales per ton increased by 32%. Tonnage shipped in the first quarter of fiscal 1995 totaled 535,000 tons as compared to 674,000 tons shipped in the same period in fiscal 1994, and the average cost of sales per ton of scrap sold for the quarter ended April 30, 1994 was $133, compared to $101 for the comparable period in 1993.

  General and administrative expenses in the first quarter of fiscal 1995 increased by 4% compared to the same period in fiscal 1994. The increase in general and administrative expenses is primarily due to increases in personnel related costs.

  Interest expense decreased 40% in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 due to the decrease in outstanding indebtedness between such quarters. The reduction in interest costs was partially offset by the inclusion of approximately $0.1 million of interest costs associated with the payment of a tax dispute in the first quarter of fiscal 1995.

  Effective February 1, 1993, the Company changed its method of accounting for income taxes as more fully described in Note 5 to consolidated financial statements.

ENVIRONMENTAL MATTERS

  The Company and its joint operations are subject to environmental laws and regulations and are involved in ongoing proceedings and communications with regulatory authorities concerning environmental matters. It is possible that, as a result

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


of these proceedings and communications, the Company may in the future incur additional costs to assure compliance with environmental laws and regulations, or it may be required to modify or curtail operations. In the past, the Company has incurred significant environmental costs in connection with the clean-up and handling of materials at sites operated by the Company. See Note 7 to consolidated financial statements.

                                    PART II

                               OTHER INFORMATION

Item 1 Legal Proceedings:

  As reported earlier, the Company and its chairman, among others, were named as defendants in a lawsuit brought by a former manager of a joint operation alleging causes of action arising out of his termination of employment. On April 22, 1993, the parties entered into an agreement under which the Company would pay the plaintiff a total of $450,000 in settlement of this matter, of which at least $175,000 would be covered by the Company's insurance. The settlement agreement with the Company was contingent upon the implementation of a global settlement agreement between the plaintiff and certain other defendants. On May 18, 1994, the plaintiff and other defendants consummated the global settlement agreement. Accordingly, the Company is required to remit $450,000 to plaintiff by June 25, 1994 and will be given a general release of any and all claims with respect to this matter.


Items 2 through 6(a) are Not Applicable.



Item 6(b) Reports on Form 8-K:

  The Company filed reports on Form 8-K dated March 14, 1994 and May 9, 1994 regarding the dispositions of certain assets at the Company's Kansas City, Kansas and Vinton, Texas locations. The report dated May 9, 1994 contained pro forma financial statements reflecting such dispositions.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PROLER INTERNATIONAL CORP.
                           --------------------------
                           (Registrant)



Date:  June 14, 1994        /s/ Herman Proler
       -------------        ----------------------------------------------------
                           Herman Proler
                           Chairman of the Board
                           (Principal Executive Officer)



Date:  June 14, 1994       /s/ Michael F. Loy
       -------------       ----------------------------------------------------
                           Michael F. Loy
                           Vice President-Finance and Chief Financial Officer
                           (Principal Financial and Accounting Officer)