Form 10-Q
period 1994-07-31
PROLER INTERNATIONAL CORP
filed 1994-09-13
CIK 80693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----  EXCHANGE ACT OF   1934

                      For the Quarter ended July 31, 1994
                                            -------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----  EXCHANGE ACT OF   1934

                                 Commission File Number 1-5276
                                                        ------


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


                           Yes    X        NO
                                -----          -----


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of September 9, 1994:


                Common                                 4,710,960
                ------                                 ---------
           (Title of Class)                (Number of Shares Outstanding)

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES



                                     INDEX
                                     -----



PART I.  FINANCIAL INFORMATION                                PAGE NO.
                                                              --------


Consolidated Balance Sheet at July 31, 1994 and
January 31, 1994                                                   1


Consolidated Statement of Operations for the three and
six months ended July 31, 1994 and 1993                            2


Consolidated Statement of Cash Flows for the six months
ended July 31, 1994 and 1993                                       3


Notes to Consolidated Financial Statements                         4


Management's Discussion and Analysis of Financial Condition
and Results of Operations                                          8


PART II.  OTHER INFORMATION                                       12


SIGNATURE PAGE                                                    13

                                     PART I
                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                     ASSETS                        July 31, 1994   January 31, 1994
                     ------                        -------------  -----------------
                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                              $12,042            $ 7,307
 Accounts receivable, net                                 1,725              6,608
 Inventories                                              2,820              3,060
 Prepaid expenses                                           362                775
                                                        -------            -------
    Total current assets                                 16,949             17,750
Investments in joint operations, at equity               28,947             26,273
Property, plant and equipment, net                       16,822             18,671
Other assets                                              2,017              3,889
                                                        -------            -------
     Total assets                                       $64,735            $66,583
                                                        =======            =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

Current liabilities:
 Accounts payable, trade                                $   924            $ 2,267
 Accrued liabilities                                      1,872              2,971
 Deferred revenue                                           250                200
                                                        -------            -------
    Total current liabilities                             3,046              5,438
Deferred compensation                                     2,964              2,989
Contingencies
Stockholders' equity:
 Common stock                                             5,351              5,351
 Capital in excess of par value                             192                192
 Retained earnings                                       59,300             58,731
                                                        -------            -------
                                                         64,843             64,274
 Less treasury stock, at cost                            (6,118)            (6,118)
                                                        -------            -------
    Total stockholders' equity                           58,725             58,156
                                                        -------            -------
     Total liabilities and stockholders' equity         $64,735            $66,583
                                                        =======            =======


   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Three Months Ended July 31,      Six Months Ended July 31,
                                             ---------------------------      -------------------------
                                                1994              1993          1994            1993
                                               -------           -------      --------         -------
Net sales                                      $ 3,581           $10,031      $11,404          $18,200
Cost of sales                                    3,535             9,914       11,121           17,912
                                               -------           -------      -------          -------
   Gross profit                                     46               117          283              288
Earnings from joint operations                   1,646             1,172          651            1,078
General and administrative expense              (1,077)           (1,108)      (2,152)          (2,143)
Research and development expense                  (415)              (99)        (787)            (145)
                                               -------           -------      -------          -------
  Operating income (loss)                          200                82       (2,005)            (922)
                                               -------           -------      -------          -------

Gain on sale of assets, net                         --                --        2,894               --
                                               -------           -------      -------          -------

Other income (expense):
  Interest income                                   84                24          140               78
  Interest expense                                 (69)             (208)        (249)            (509)
  Other, net                                        28               196          (63)             189
                                               -------           -------      -------          -------
                                                    43                12         (172)            (242)
                                               -------           -------      -------          -------
Income (loss) before income taxes and
 accounting change                                 243                94          717           (1,164)
Provision for income taxes                          98                20          148               20
                                               -------           -------      -------          -------
Income (loss) before accounting change             145                74          569           (1,184)
Cumulative effect of change in accounting
 for income taxes                                   --                --           --              118
                                               -------           -------      -------          -------
Net income (loss)                              $   145           $    74      $   569          $(1,066)
                                               =======           =======      =======          =======

Weighted average shares outstanding              4,711             4,711        4,711            4,711
                                               =======           =======      =======          =======

Income (loss) per share:
  Income (loss) before accounting change          $.03              $.02         $.12          $  (.26)
  Cumulative effect of change in
    accounting for income taxes                     --                --           --              .03
                                               -------           -------      -------          -------
  Net income (loss)                               $.03              $.02         $.12          $  (.23)
                                               =======           =======      =======          =======

   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          Six Months Ended July 31,
                                                                         ---------------------------
                                                                             1994           1993
                                                                         -------------  ------------

Cash flows from operating activities:
 Net income (loss)                                                            $   569      $ (1,066)
 Adjustments to reconcile net income (loss) to cash:
   Depreciation                                                                   514           591
   Gain on sale of assets                                                      (2,894)           --
   Cumulative effect of accounting change                                          --          (118)
   Earnings from joint operations and advances,
    net of distributions                                                       (2,674)           --
   Decrease (increase) in assets, net of effects of assets sold:
     Accounts receivable, net                                                   4,823           370
     Inventories                                                                 (269)       (1,200)
     Prepaid expenses                                                             413           116
     Other assets                                                                  71           157
   Increase (decrease) in liabilities, net of effects of
    assets sold:
     Accounts payable, trade                                                   (1,406)         (374)
     Accrued liabilities                                                       (1,374)          237
     Deferred compensation                                                        (25)          (41)
                                                                              -------      --------
 Net cash used in operating activities                                         (2,252)       (1,328)
                                                                              -------      --------
Cash flows from investing activities:
 Purchases of property, plant and equipment                                      (683)       (1,342)
 Proceeds from asset sales                                                      7,670            51
 Distributions from joint operations, net of earnings
  and advances                                                                     --        15,057
                                                                              -------      --------
 Net cash provided by investing activities                                      6,987        13,766
                                                                              -------      --------
Cash flows from financing activities:
 Payments on bank debt                                                             --       (10,000)
                                                                              -------      --------
 Net cash used in financing activities                                             --       (10,000)
                                                                              -------      --------
Net increase in cash and cash equivalents                                       4,735         2,438
Cash and cash equivalents, beginning of period                                  7,307         7,057
                                                                              -------      --------
Cash and cash equivalents, end of period                                      $12,042      $  9,495
                                                                              =======      ========


   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements of Proler International Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1994, included in the Company's 1994 Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The results for the three and six months ended July 31, 1994 are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform to current classifications.

NOTE 2:  INVENTORIES

 The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of July 31, 1994 and January 31, 1994 inventories were comprised of the following:

                                    July 31, 1994        January 31, 1994
                                    -------------        ----------------
                                               (In Thousands)

 Processed scrap                         $ 1,449                $ 1,089
 Unprocessed scrap and other                 525                    821
 Maintenance parts                           846                  1,150
                                         -------                -------
                                         $ 2,820                $ 3,060
                                         =======                =======

NOTE 3:  COMBINED JOINT OPERATIONS

  A condensed summary of the financial position of the combined joint operations (100% basis) is as follows:

                                     July 31, 1994          January 31, 1994
                                     -------------          ----------------
                                                (In Thousands)

 Current assets                          $52,255                $48,593
 Property and other assets, net           26,606                 26,668
                                         -------                -------
                                         $78,861                $75,261
                                         =======                =======

 Current liabilities                     $11,733                $ 9,708
 Other liabilities                           372                    639
 Stockholders' and partners' equity       66,756                 64,914
                                         -------                -------
                                         $78,861                $75,261
                                         =======                =======

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (UNAUDITED)

  Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the other joint operations follow FIFO. Such LIFO inventories are carried at $10.8 million and $16.9 million at July 31, 1994 and January 31, 1994, respectively, and the excess of replacement cost over the LIFO value at those dates was approximately $21.2 million. For the six months ended July 31, 1994, approximately $3.5 million of LIFO income, net to the Company's interest, generated by these two joint operations has been deferred since management cannot currently estimate their year-end inventory quantities and costs with certainty. The excess of replacement cost over the LIFO value may be increased or decreased in the second half of fiscal 1995 depending upon actual year-end inventory quantities and costs.

 The Company's investment in the joint operations and its percentage interest in their assets and liabilities as of July 31, 1994 and January 31, 1994 are set forth below:


                                                                     July 31, 1994    January 31, 1994
                                                                     -------------    ----------------
                                                                             (In Thousands)

Current assets                                                         $ 24,804           $ 23,432
Property and other assets, net                                           11,734             11,752
Liabilities                                                              (5,793)            (4,948)
Adjustment to conform reporting periods                                  (1,798)            (3,963)
                                                                       --------           --------
Net investment                                                         $ 28,947           $ 26,273
                                                                       ========           ========

A summary of the results of operations of the combined joint operations is as follows (in thousands):


Combined 100% Basis:

                                                         Three months ended July 31,    Six months ended July 31,
                                                         ---------------------------    -------------------------
                                                             1994          1993             1994        1993
                                                            -------       -------         --------    --------
Net sales                                                   $76,056       $76,521         $146,055    $146,914
                                                            =======       =======         ========    ========
Gross profit                                                $ 4,643       $ 3,342         $  3,788    $  5,460
                                                            =======       =======         ========    ========
Earnings                                                    $ 2,981       $ 2,465         $    682    $  2,419
                                                            =======       =======         ========    ========

Company Percentage Interest:

                                                         Three months ended July 31,    Six months ended July 31,
                                                         ---------------------------    -------------------------
                                                             1994          1993             1994        1993
                                                            -------       -------         --------    --------
Net sales                                                   $35,653       $34,965         $ 68,794    $ 68,251
                                                            =======       =======         ========    ========
Gross profit                                                $ 2,430       $ 1,553         $  2,101    $  2,477
                                                            =======       =======         ========    ========
Earnings                                                    $ 1,646       $ 1,172         $    651    $  1,078
                                                            =======       =======         ========    ========

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

 During the three months ended April 30, 1994, the Company recorded net sales of $4.7 million and an operating profit of $0.1 million attributable to the operations at the Kansas City and Vinton plants. For the three months and six months ended July 31, 1993, these plants contributed net sales of $6.3 million and $11.4 million, respectively, and operating losses of $0.1 million and $0.3 million, respectively.

NOTE 5:  INCOME TAXES

 Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." The cumulative effect on prior years of the adoption of SFAS No. 109 decreased net loss by $118,000 or $.03 per share for the six months ended July 31, 1993.

 The provision for income taxes for the six months ended July 31, 1994 is for alternative minimum tax and the Company's share of income taxes attributable to its corporate joint operations. The provision for federal income taxes otherwise payable was eliminated by the utilization of net operating loss carryforwards.


NOTE 6:  BANK CREDIT FACILITIES

 As of July 31, 1994, no borrowings were outstanding under the Company's $15 million revolving line of credit and $5.4 million of letters of credit were outstanding under the $7 million letter of credit facility. Under the terms of the agreement with the bank, the Company is required to maintain, among other things, a minimum net worth and other specified financial covenants. In addition, the Company is restricted as to the payment of cash dividends, limited as to incurring additional indebtedness and limited as to incurring capital expenditures in excess of certain amounts.

NOTE 7:  CONTINGENCIES

 Certain materials resulting from the Company's operations must be handled consistent with federal and state environmental laws and regulations. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past disposal practices would no longer be deemed acceptable by the federal or state regulatory agencies, although this result is not currently expected.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


 Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the Port of Los Angeles are in the completion stages of negotiating the renewal of HNP's lease, the original term of which expired on August 30, 1994. HNP is currently operating under month-to-month extensions to the lease. In December 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 provided letters of credit totaling $7.9 million ($3.95 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. HNP is required to provide additional letters of credit and/or incur additional costs of up to $2.0 million (or $1.0 million by each joint owner) in connection with such environmental obligations by September, 1994. The Port is developing an Environmental Impact Report of HNP activities and site conditions in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next six-year period. In addition, HNP has accrued approximately $0.7 million as of July 31, 1994 to cover the costs of anticipated remediation at this site.

 As reported earlier, the EPA contacted the Company in August 1989 regarding testing for possible contamination at a site in Tampa, Florida previously operated by MRI Corporation, a wholly-owned subsidiary of the Company. The Company and the EPA took split soil and groundwater samples from the site for analysis. The Company has learned that in late 1990, an EPA consultant issued a report recommending that further consideration be given to the possibility of ranking this site using the EPA's hazardous ranking package. Based on that recommendation the EPA took additional samples at the site in 1992. The Company had previously conducted extensive clean-up operations at the Tampa site when it was closed in 1988. The financial implications of the Company's current investigation or any agency action are uncertain at this time, and the Company is continuing to evaluate whether any further corrective action is necessary or appropriate.

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

 The Company's joint operations are structured so that the participants advance and withdraw funds equally. In general, policy decisions of the joint operations require the unanimous consent of the participants. As a result, the Company's control over its joint operations is limited and must be exercised in concert with its partners in those operations. The Company has made advances to the joint operations, on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives periodic distributions from its joint operations, primarily from sales of inventory. During the first six months of fiscal 1995, the Company's advances to joint operations exceeded distributions from joint operations by $2.1 million.

 The terms of the agreements covering the HPI and HPNJ joint operation expired May 25, 1994. The Company's future involvement with this joint operation is uncertain at this time; however, the venture continues to operate a scrap metal business in Newark, New Jersey.

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


LIQUIDITY, FINANCING AND CAPITAL RESOURCES

 As of July 31, 1994, the Company had net working capital of $13.9 million and no outstanding bank debt. As discussed in Note 4 to the financial statements, the Company has received proceeds in the first quarter of $7.7 million from the sale of its Kansas City and Vinton scrap processing plants.

 The Company expended $0.8 million during the six months ended July 31, 1994 on research and development activities through Proler Recycling and Proler Environmental. Proler Recycling has also commenced the construction of a new plant located on existing Company property in Coolidge, Arizona.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


This plant will increase the Company's capacity to recycle metal-bearing wastes from a variety of industries and is expected to become operational in early 1995. The estimated plant construction cost of $4 to $5 million to be incurred in the second half of this year will be funded from general working capital and/or new or existing credit facilities.

 The Company continues to assess the opportunities for and feasibility of various commercial applications of Proler Environmental's gasification process, and is having discussions with several companies which may lead to the construction of one or more full-scale gasification plants. The construction and other associated costs of a full-scale plant would likely exceed $20 million, a portion of which would be borne and financed by the Company. However, the Company does not anticipate incurring any significant expenditures until fiscal 1996 at the earliest given the lead time required for permitting, construction and other matters.

 Capital expenditures of $0.7 million in the first six months of fiscal 1995 were primarily for the replacement and improvement of plant and equipment. The Company's share of joint operations' capital expenditures for the first six months of fiscal 1995 was $1.3 million. As discussed in Note 7 to the financial statements, the Company expects to provide an additional letter of credit and/or incur additional costs of $1.0 million in fiscal 1995 in connection with its Los Angeles joint operation facility.

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

RESULTS OF OPERATIONS

 Consolidated net sales and cost of sales decreased 37% and 38%, respectively, during the six months ended July 31, 1994 as compared to the six months ended July 31, 1993. These decreases were principally due to the sale of the Company's Kansas City and Vinton plants during the first quarter of fiscal 1995. The Company recorded net sales and cost of sales of $11.4 million and $11.7 million, respectively, for the six months ended July 31, 1993 attributable to these plants. The first six months of fiscal 1995 included $4.7 million in net sales and $4.6 million in cost of sales attributable to these plants.

 Excluding the Kansas City and Vinton plants from the results of operations, the following table highlights the more significant operating information and percentage changes of the remaining Company-operated plants (dollars in thousands):

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             For the six months
                               ended July 31,
                             ------------------
                               1994     1993      % Change
                              -------  -------    ---------

Sales volumes (gross tons)..   49,298   49,107         -- %

Net sales...................  $ 6,737  $ 6,749         -- %
Cost of sales...............    6,491    6,185           5%
                              -------  -------
Gross profit................  $   246  $   564
                              =======  =======


 The increase in cost of sales of the Company-operated plants during the first half of fiscal 1995 as compared to the first half of fiscal 1994 is partially due to certain non-recurring disposal charges. Additionally, the purchase cost per ton of scrap has increased approximately 9% during the periods presented. Corresponding sales price increases were less than the cost increases because the majority of the Company's precipitation iron sales are under fixed-price annual contracts. The above table also includes approximately $471,000 and $422,000 for the six months ended July 31, 1994 and 1993, respectively, of net costs attributable to the Company's real estate holdings.

 Earnings from joint operations increased 40% in the second quarter of fiscal 1995 compared to the same quarter in fiscal 1994, and decreased by 40% during the six months ended July 31, 1994 compared to the same period in the prior year. In the second quarter of fiscal 1995, the Company recorded income of $1.8 million attributable to the sale of inventory which had no cost basis at one joint operation and which substantially offset the losses incurred in the other joint operations. In the first and second quarters of fiscal 1994, the Company recorded sales of inventory which had no cost basis of $0.5 million and $0.4 million, respectively, at another joint operation. The production and accounting process utilized by the joint operations to record inventory quantities (particularly shredded scrap) relies on significant estimates which can be affected by weight imprecisions, moisture and other factors. Such factors historically have a tendency to understate actual scrap quantities. In periods, such as 1993 and 1994, when inventories are substantially depleted due to high sales volumes, certain unrecorded quantities which have no cost basis are realized.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 The following table highlights the more significant operating information for the joint operations:

                                         Three Months           Six Months
                                        Ended July 31,        Ended July 31,
                                      ------------------  ----------------------
                                        1994      1993       1994        1993
                                      --------  --------  ----------  ----------

         Sales Volume (gross tons)     601,000   679,000   1,136,000   1,353,000

         Sales Price (per ton)        $    127  $    113  $      129  $      109
         Cost of Sales (per ton
           excluding tonnage sold
           with no cost basis)             125       109         128         106
                                      --------  --------  ----------  ----------
         Gross Margin (per ton)       $      2  $      4  $        1  $        3


Sales volumes declined in fiscal 1995 due to fewer shipments. Gross margins declined this year primarily due to the joint operations paying higher costs for inventories in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995 which were not fully recovered by the higher sales prices.

     Research and development expense for the three and six months ended July 31, 1994 increased significantly compared to the same periods of fiscal 1994. The Company has intensified its efforts (via Proler Recycling and Proler Environmental) towards the research, development and marketing of technologies involving the processing and recycling of waste materials.

     Interest expense for the three and six months ended July 31, 1994 decreased 67% and 51% compared to the same periods in 1993 due to the decrease in outstanding indebtedness between such quarters. The reduction in interest costs was partially offset by the inclusion of approximately $0.1 million of interest costs associated with the payment of a tax dispute in the first quarter of fiscal 1995. Interest income increased for the three and six months ended July 31, 1994 as compared to the same periods in 1993 due to an increase in average cash balances.

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

                                    PART II

                               OTHER INFORMATION


Items 1 through 3 are not applicable.


Item 4. Submission of Matters to a Vote of Shareholders

     The Company's annual meeting of shareholders was held on June 17, 1994. At the annual meeting, shareholders voted in favor of the election of John McKenna as director of the Company, the adoption of the Company's 1994 Non-Employee Director Stock Option Plan, and the adoption of an amendment to the Company's 1988 Stock Option Plan as described in the proxy statement for the meeting. The total number of shares entitled to vote at the annual meeting was 4,710,960, of which 3,894,083 shares were present in person or by proxy.

     Mr. McKenna was reelected as a director by a vote of 3,859,747 shares, with 34,336 shares withholding authority to vote.

     The Non-Employee Director Stock Option Plan was approved by a vote of 3,526,137 shares, with 224,357 shares against and 143,589 shares abstaining.

     The amendment to the 1988 Stock Option Plan was approved by a vote of 3,308,265 shares, with 437,627 shares against and 148,191 shares abstaining.

     In addition to Mr. McKenna who was reelected at the meeting, Herman Proler, Richard Mayor, and Harvey Alter continued as directors of the Company after the meeting.


Item 5 is not applicable.


Item 6(a) Exhibits:

10.1   Proler International Corp. 1994 Non-Employee Director Stock Option Plan.

10.2   Amendment to the Proler International Corp. 1988 Stock Option Plan.

27   Financial Data Schedule

Item 6(b) Reports on Form 8-K:

The Company filed a report on Form 8-K dated May 9, 1994 which contained proforma financial statements regarding the dispositions of certain assets at the Company's Kansas City, Kansas and Vinton, Texas locations.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PROLER INTERNATIONAL CORP.
                            --------------------------
                            (Registrant)



Date:  September 13, 1994   /s/ Herman Proler
       ------------------   ---------------------------------------------------
                            Herman Proler
                            Chairman of the Board
                            (Principal Executive Officer)



Date:  September 13, 1994   /s/ Michael F. Loy
       ------------------   --------------------------------------------------
                            Michael F. Loy
                            Vice President - Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)