Form 10-Q
period 1994-10-31
PROLER INTERNATIONAL CORP
filed 1994-12-14
CIK 80693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended October 31, 1994

                                      OR

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


Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of December 9, 1994:


         Common                              4,710,960
         ------                              ---------
     (Title of Class)             (Number of Shares Outstanding)

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES



                                     INDEX

PART I.  FINANCIAL INFORMATION                                PAGE NO.
                                                              --------

Condensed Consolidated Balance Sheet at October 31, 1994
 and January 31, 1994                                             1


Condensed Consolidated Statement of Operations for the three
 and nine months ended October 31, 1994 and 1993                  2


Condensed Consolidated Statement of Cash Flows for the nine
 months ended October 31, 1994 and 1993                           3


Notes to Condensed Consolidated Financial Statements              4


Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                        9


PART II.  OTHER INFORMATION                                      14


SIGNATURE PAGE                                                   15

                                    PART I
                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                (IN THOUSANDS)


                     ASSETS                        October 31, 1994   January 31, 1994
                     ------                        -----------------  -----------------

Current assets:
 Cash and cash equivalents                                  $ 5,382            $ 7,307
 Accounts receivable, net                                     2,009              6,608
 Inventories                                                  2,539              3,060
 Prepaid expenses                                               716                775
                                                            -------            -------
    Total current assets                                     10,646             17,750
Investments in joint operations, at equity                   33,316             26,273
Property, plant and equipment, net                           17,910             18,671
Other assets                                                  1,933              3,889
                                                            -------            -------
     Total assets                                           $63,805            $66,583
                                                            =======            =======

 LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------

Current liabilities:
 Accounts payable, trade                                    $ 1,831            $ 2,267
 Accrued liabilities                                          2,699              2,971
 Deferred revenue                                               250                200
                                                            -------            -------
    Total current liabilities                                 4,780              5,438
Deferred compensation                                         2,947              2,989
Contingencies
Stockholders' equity:
 Common stock                                                 5,351              5,351
 Capital in excess of par value                                 192                192
 Retained earnings                                           56,653             58,731
                                                            -------            -------
                                                             62,196             64,274
 Less treasury stock, at cost                                (6,118)            (6,118)
                                                            -------            -------
    Total stockholders' equity                               56,078             58,156
                                                            -------            -------
     Total liabilities and stockholders' equity             $63,805            $66,583
                                                            =======            =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               Three Months Ended October 31,   Nine Months Ended October 31,
                               ------------------------------   -----------------------------
                                     1994           1993             1994           1993
                                     ----           ----             ----           ----
Net sales                          $ 3,699        $12,386         $15,103        $30,586
Cost of sales                        4,055         11,910          15,176         29,822
                                   -------        -------         -------        -------
   Gross profit (loss)                (356)           476             (73)           764
Earnings (loss) from joint
 operations                           (488)         2,881             163          3,959
General and administrative
 expense                            (1,175)        (1,011)         (3,327)        (3,154)
Research and development expense      (554)          (107)         (1,341)          (252)
                                   -------        -------         -------        -------
  Operating income (loss)           (2,573)         2,239          (4,578)         1,317
                                   -------        -------         -------        -------

Gain on sale of assets, net             --             --           2,894             --
                                   -------        -------         -------        -------

Other income (expense):
  Interest income                      109             51             249            129
  Interest expense                    (154)          (156)           (403)          (665)
  Other, net                            40             (5)            (23)           184
                                   -------        -------         -------        -------
                                        (5)          (110)           (177)          (352)
                                   -------        -------         -------        -------
Income (loss) before income
 taxes and accounting change        (2,578)         2,129          (1,861)           965
Provision for income taxes              69             25             217             45
                                   -------        -------         -------        -------
Income (loss) before accounting
 change                             (2,647)         2,104          (2,078)           920
Cumulative effect of change in
 accounting for income taxes            --             --              --            118
                                   -------        -------         -------        -------
Net income (loss)                  $(2,647)       $ 2,104         $(2,078)       $ 1,038
                                   =======        =======         =======        =======

Weighted average shares
 outstanding                         4,711          4,711           4,711          4,711
                                   =======        =======         =======        =======

Income (loss) per share:
  Income (loss) before accounting
     change                          $(.56)          $.45           $(.44)       $   .19
  Cumulative effect of change in
    accounting for income taxes         --             --              --            .03
                                   -------        -------         -------        -------
  Net income (loss)                  $(.56)          $.45           $(.44)       $   .22
                                   =======        =======         =======        =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          Nine Months Ended October 31,
                                                                         -------------------------------
                                                                              1994             1993
                                                                         ---------------  --------------

Cash flows from operating activities:
 Net income (loss)                                                              $(2,078)       $  1,038
 Adjustments to reconcile net income (loss) to cash:
   Depreciation                                                                     714             859
   Gain on sale of assets                                                        (2,894)             --
   Cumulative effect of accounting change                                            --            (118)
   Earnings from joint operations and advances,
    net of distributions                                                         (7,043)             --
   Decrease (increase) in assets, net of effects of assets sold:
     Accounts receivable, net                                                     4,539            (751)
     Inventories                                                                     12            (555)
     Prepaid expenses                                                                59            (303)
     Other assets                                                                   155             331
   Increase (decrease) in liabilities, net of effects of assets sold:
     Accounts payable, trade                                                       (499)           (122)
     Accrued liabilities                                                           (547)            529
     Deferred compensation                                                          (42)           (433)
                                                                                -------        --------
 Net cash (used in) provided by operating activities                             (7,624)            475
                                                                                -------        --------
Cash flows from investing activities:
 Purchases of property, plant and equipment                                      (1,971)         (2,275)
 Proceeds from asset sales                                                        7,670             419
 Distributions from joint operations, net of earnings
  and advances                                                                       --          12,631
                                                                                -------        --------
 Net cash provided by investing activities                                        5,699          10,775
                                                                                -------        --------
Cash flows from financing activities:
 Payments on bank debt                                                               --         (10,000)
                                                                                -------        --------
 Net cash used in financing activities                                               --         (10,000)
                                                                                -------        --------
Net increase (decrease) in cash and cash equivalents                             (1,925)          1,250
Cash and cash equivalents, beginning of period                                    7,307           7,057
                                                                                -------        --------
Cash and cash equivalents, end of period                                        $ 5,382        $  8,307
                                                                                =======        ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements of Proler International Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1994, included in the Company's 1994 Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The results for the three and nine months ended October 31, 1994 are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform to current classifications.


NOTE 2:  INVENTORIES

 The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of October 31, 1994 and January 31, 1994 inventories were comprised of the following:

                                 October 31, 1994  January 31, 1994
                                 ----------------  ----------------
                                           (In Thousands)

  Processed scrap                          $1,047            $1,089
  Unprocessed scrap and other                 763               821
  Maintenance parts                           729             1,150
                                           ------            ------
                                           $2,539            $3,060
                                           ======            ======

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (UNAUDITED)

NOTE 3:  COMBINED JOINT OPERATIONS

 A condensed summary of the financial position of the combined joint operations (100% basis) is as follows:

                                      October 31, 1994  January 31, 1994
                                      ----------------  ----------------
                                                (In Thousands)

Current assets                                 $48,415           $48,593
Property and other assets, net                  26,343            26,668
                                               -------           -------
                                               $74,758           $75,261
                                               =======           =======

Current liabilities                            $ 9,175           $ 9,708
Other liabilities                                  565               639
Stockholders' and partners' equity              65,018            64,914
                                               -------           -------
                                               $74,758           $75,261
                                               =======           =======

 Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the other joint operations follow FIFO. Such LIFO inventories are carried at $18.6 million and $16.9 million at October 31, 1994 and January 31, 1994, respectively, and the excess of replacement cost over the LIFO value at those dates was approximately $21.2 million. As of October 31, 1994, approximately $1.6 million of LIFO income, net to the Company's interest, generated by these two joint operations has been deferred since management cannot currently estimate their year-end inventory quantities and costs with certainty. The excess of replacement cost over the LIFO value may be increased or decreased in the fourth quarter of fiscal 1995 depending upon actual year-end inventory quantities and costs.

 The Company's investment in the joint operations and its percentage interest in their assets and liabilities as of October 31, 1994 and January 31, 1994 are set forth below:

                                            October 31, 1994   January 31, 1994
                                            -----------------  -----------------
                                                       (In Thousands)

 Current assets                                      $22,344            $23,432
 Property and other assets, net                       11,378             11,752
 Liabilities                                          (4,425)            (4,948)
 Adjustment to conform reporting periods               4,019             (3,963)
                                                     -------            -------
 Net investment                                      $33,316            $26,273
                                                     =======            =======

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (UNAUDITED)


 A summary of the results of operations of the combined joint operations is as follows (in thousands):


Combined 100% Basis:

                                   Three months ended October 31,   Nine months ended October 31,
                                   -------------------------------  -----------------------------
                                        1994            1993            1994            1993
                                   -------------   --------------   -------------   -------------

Net sales                                $53,674          $87,343        $199,729        $234,256
                                         =======          =======        ========        ========
Gross profit                             $ 1,135          $ 6,421        $  4,924        $ 11,881
                                         =======          =======        ========        ========
Earnings (loss)                          $  (144)         $ 5,921        $    538        $  8,340
                                         =======          =======        ========        ========


Company Percentage Interest:

                                   Three months ended October 31,    Nine months ended October 31,
                                   ------------------------------    -----------------------------
                                        1994          1993               1994            1993
                                      -------       -------            -------         --------
Net sales                             $24,464       $40,076           $ 93,258         $108,326
                                      =======       =======           ========         ========
Gross profit                          $   302       $ 2,896           $  2,403         $  5,373
                                      =======       =======           ========         ========
Earnings (loss)                       $  (488)      $ 2,881           $    163         $  3,959
                                      =======       =======           ========         ========

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

 During the three months ended April 30, 1994, the Company recorded net sales of $4.7 million and an operating profit of $0.1 million attributable to the operations at the Kansas City and Vinton plants. For the three months and nine months ended October 31, 1993, these plants contributed net sales of $8.8 million and $20.2 million, respectively, and operating profit of $0.5 million and $0.2 million, respectively.

NOTE 5:  INCOME TAXES

 Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." The cumulative effect on prior years of the adoption of SFAS No. 109 increased net income by $118,000 or $.03 per share for the nine months ended October 31, 1993.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (UNAUDITED)


 The provision for income taxes for the nine months ended October 31, 1994 is for alternative minimum tax ($50,000) and the Company's share of income taxes attributable to its corporate joint operations ($167,000).

NOTE 6:  BANK CREDIT FACILITIES

 As of October 31, 1994, no borrowings were outstanding under the Company's $15 million revolving line of credit and $6.2 million of letters of credit were outstanding under the $7 million letter of credit facility. Under the terms of the agreement with the bank, the Company is required to maintain, among other things, a minimum net worth and other specified financial covenants. In addition, the Company is restricted as to the payment of cash dividends, limited as to incurring additional indebtedness and limited as to incurring capital expenditures in excess of certain amounts.

 The Company and the bank are negotiating an amendment to the agreement to, among other things, extend the term of the revolving line of credit to June 30, 1996 and the letter of credit facility to December 31, 1996.

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

 Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the Port of Los Angeles are in the final stages of negotiating the renewal of HNP's lease, the original term of which expired on August 30, 1994. In December 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.8 million ($4.89 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. The Port is developing an Environmental Impact Report in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next six-year period. In addition, HNP has accrued approximately $0.6 million as of October 31, 1994 to cover the costs of anticipated remediation at this site.

 As reported earlier, the EPA contacted the Company in August 1989 regarding testing for possible contamination at a site in Tampa, Florida previously operated by MRI Corporation, a wholly-owned subsidiary of the Company. The Company and the EPA took split soil and groundwater samples from the site for analysis. The Company has learned that in late 1990, an EPA consultant issued a report recommending that further consideration be given to the possibility of ranking this site using the EPA's hazardous ranking package. Based on that recommendation the EPA took additional samples at the site in 1992. The Company had previously conducted extensive clean-up operations at the Tampa site when

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

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

 The Company's joint operations are structured so that the participants advance and withdraw funds equally. In general, policy decisions of the joint operations require the unanimous consent of the participants. As a result, the Company's control over its joint operations is limited and must be exercised in concert with its partners in those operations. The Company has made advances to the joint operations, on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives distributions from its joint operations, primarily from sales of inventory. During the nine months ended October 31, 1994, the Company's advances to joint operations exceeded distributions from joint operations by $7.0 million. The Company expects distributions to exceed advances in the fourth quarter of fiscal 1995 due to increased shipping activity.

 The terms of the agreements covering the HPI and HPNJ joint operation in Newark, New Jersey expired May 25, 1994. This joint operation has consistently reported net losses since it was acquired in 1989, including a loss of $1.7 million, net to the Company's interest, for the nine months ended October 31, 1994. The Company intends to liquidate its investment in this joint operation over the course of the next several months.

 The Company continues to implement the business plan described in its 1994 Annual Report on Form 10-K with the goals of restructuring, selling or otherwise disposing of certain underperforming and unproductive assets, and supplementing its core commodity metals business by investing in technologies that profit from processing and recycling waste materials. The Company believes that if it is successful in implementing this business plan, it will be able to make a transition from its current participation in the highly cyclical scrap processing business primarily through joint operations over which it exercises limited control, to a recycling company engaged in environmental services and metals recovery with majority control over its significant assets. As previously reported, the Company completed the planned divestiture of its domestic scrap steel operations in April, 1994. Accordingly, the Company's principal scrap steel processing business will be conducted through its joint operations. In fiscal 1995, the Company is continuing to develop and test new waste processing and recovery technologies through its two subsidiaries, Proler Recycling, Inc. ("Proler Recycling") and Proler Environmental Services, Inc. ("Proler Environmental"). See 1994 Annual Report on Form 10-K.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY, FINANCING AND CAPITAL RESOURCES

 As of October 31, 1994, the Company had net working capital of $5.9 million compared to $12.3 million of net working capital as of January 31, 1994. As discussed in Note 4 to the financial statements, the Company received proceeds in the first quarter of $7.7 million from the sale of its Kansas City and Vinton scrap processing plants. Working capital and such sales proceeds have been used to fund the joint operations (as discussed above) and to fund the Company's operations and capital expenditures.

 The Company expended $1.3 million during the nine months ended October 31, 1994 on research and development activities through Proler Recycling and Proler Environmental. Proler Recycling has also commenced the construction of a new plant located on existing Company property in Coolidge, Arizona. This plant will increase the Company's capacity to recycle metal-bearing wastes from a variety of industries and is expected to become operational in early 1995. The total estimated plant construction cost of approximately $4.5 million is being funded from general working capital.

 The Company continues to assess the opportunities for and feasibility of various commercial applications of Proler Environmental's gasification process, and is having discussions with several companies which may lead to the construction of one or more full-scale gasification plants. The construction and other associated costs of a full-scale plant would likely exceed $20 million, a portion of which would be borne and financed by the Company. However, the Company does not anticipate incurring any significant expenditures in the next year, in that respect, given the lead time required for permitting, construction and other matters if an agreement for the construction of a gasification plant were reached.

 Capital expenditures of $2.0 million in the nine months ended October 31, 1994 were for the construction of the new Proler Recycling plant ($1.2 million) and for the replacement and improvement of other plant and equipment ($0.8 million). The Company's share of joint operations' capital expenditures for the first nine months of fiscal 1995 was $1.6 million.

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

RESULTS OF OPERATIONS

 Consolidated net sales decreased 70% in the third quarter of fiscal 1995 compared to the same quarter in fiscal 1994, and decreased 51% during the nine months ended October 31, 1994 compared to the same period in the prior year. Similar declines were experienced in cost of sales during the periods presented. These decreases were principally due to the sale of the Company's Kansas City and Vinton plants during the first quarter of fiscal 1995. The Company recorded net sales and cost of sales of $20.2 million and

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


$20.0 million, respectively, for the nine months ended October 31, 1993 attributable to these plants. The first nine months of fiscal 1995 included $4.7 million in net sales and $4.6 million in cost of sales attributable to these plants.

 Excluding the Kansas City and Vinton plants from the results of operations, the following table highlights the more significant operating information of the remaining Company-operated plants (dollars in thousands):

                              For the three months   For the nine months
                                ended October 31,     ended October 31,
                              ---------------------  --------------------
                                 1994       1993        1994       1993
                              ----------  ---------  ----------  --------

Sales volumes (gross tons)       26,317      28,580     75,615     77,687

Net sales                       $ 3,699     $ 3,612    $10,436    $10,361
Cost of sales                     4,055       3,587     10,546      9,772
                                -------     -------    -------    -------
Gross profit (loss)             $  (356)    $    25    $  (110)   $   589
                                =======     =======    =======    =======


 The increase in cost of sales of the Company-operated plants during the fiscal 1995 periods presented as compared to the fiscal 1994 periods is due partially to non-recurring disposal charges and costs associated with the development of a new recycling program involving waste streams from certain manufacturing processes. Additionally, the Company has experienced increases in the purchase cost of scrap material used in the manufacture of precipitation iron. Corresponding sales price increases were less than the cost increases because the majority of the Company's precipitation iron sales are under fixed-price annual contracts. These contracts were recently renegotiated and increases in sales prices will be reflected in future periods. The above table also includes approximately $685,000 and $651,000 for the nine months ended October 31, 1994 and 1993, respectively, of net costs attributable to the Company's real estate holdings.

 The results of the joint operations for the three months and nine months ended October 31, 1994 were significantly lower than the corresponding periods of 1993. There are a number of contributing factors to the reduction in earnings. Tonnage sold was lower by 40% (411,000 tons from 685,000 tons) and 24% (1,547,000 tons from 2,039,000 tons) for the three and nine month 1994 periods, respectively, compared to the same periods of 1993, primarily due to reduced foreign demand. Further, despite sales prices increasing in 1994, gross profit margins were eroded by higher costs of buying and processing inventory. The joint operations primarily make export sales and the sales prices realized during the year have been less than those in the domestic market. However, the joint operations compete to buy scrap in the domestic market where higher sales prices have resulted in higher buying prices. The 1993 and 1994 nine month results also include losses of $0.5 million and $1.7 million, respectively, attributable to the HPI and HPNJ joint operation in Newark, New Jersey.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

 Partially offsetting the decline in gross profit in the joint operations, the Company recorded income of $2.4 million, net to its interest, during the nine months ended October 31, 1994 attributable to the sale of inventory which had no cost basis. During the comparable nine month period in 1993, the Company recorded sales of inventory which had no cost basis of $1.1 million. The production and accounting process utilized by the joint operations to record inventory quantities (particularly shredded scrap) relies on significant estimates which can be affected by weight imprecisions, moisture and other factors. Such factors historically have a tendency to understate actual scrap quantities. In periods, such as 1993 and 1994, when certain inventories are substantially depleted, unrecorded quantities which have no cost basis are realized.

 The following table highlights the more significant per ton operating information (100% basis) for the joint operations, excluding the tonnage sold with no cost basis:

                                       Three Months           Nine Months
                                     Ended October 31,     Ended October 31,
                                   -------------------  ----------------------
                                     1994       1993       1994         1993
                                   --------   --------    --------     --------

  Sales Price                        $131       $127        $129         $115
  Cost of Sales                       131        118         129          111
                                     ----       ----        ----         ----
  Gross Margin                       $ --       $  9        $ --         $  4

  Research and development expense for the three and nine months ended October 31, 1994 increased significantly compared to the same periods of fiscal 1994. The Company has intensified its efforts towards the research, development and marketing of technologies involving the processing and recycling of waste materials as discussed above.

  General and administrative expenses for the three and nine months ended October 31, 1994 increased 16% and 5%, respectively, compared to the same periods in 1993 primarily due to increases in personnel related costs.

  Interest income increased for the three and nine months ended October 31, 1994 as compared to the same periods in 1993 due to an increase in average cash balances. Interest expense for the nine months ended October 31, 1994 decreased 40% compared to the same period in 1993 due to the decrease in outstanding bank indebtedness between such periods.

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

                                    PART II

                               OTHER INFORMATION


Items 1 through 5 are not applicable.
- -------------------------------------


Item 6(a) Exhibits:
- ------------------

27  Financial Data Schedule


Item 6(b) is not applicable.
- ---------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PROLER INTERNATIONAL CORP.
                            --------------------------
                            (Registrant)



Date:  December 14, 1994      /s/ Herman Proler
       -----------------      -------------------------------------------------
                              Herman Proler
                              Chairman of the Board
                              (Principal Executive Officer)



Date:  December 14, 1994      /s/ Michael F. Loy
       -----------------      -------------------------------------------------
                              Michael F. Loy
                              Vice President - Finance and Chief Financial
                               Officer
                              (Principal Financial and Accounting Officer)