Form 10-K
period 1995-01-31
PROLER INTERNATIONAL CORP
filed 1995-05-01
CIK 80693

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

FOR THE FISCAL YEAR ENDED JANUARY 31, 1995       COMMISSION FILE NO. 1-5276

                           PROLER INTERNATIONAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               74-1051251
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

      4265 SAN FELIPE, SUITE 900                        77027
            HOUSTON, TEXAS                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 627-3737

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
- ---------------------------------------  --------------------------------------
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

                          Yes    [x]      No ________
                               ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant 60 days prior to the date of filing.

          Based on last sale on April 21, 1995:  $ 33,135,000

     Indicate the shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                         4,714,158
- -------------------------------                       ---------
       (TITLE OF CLASS)                     (NUMBER OF SHARES OUTSTANDING)

     DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy statement for the Company's 1995 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  P A R T   I


ITEM 1.  BUSINESS.

(A)  CURRENT DEVELOPMENTS

     Proler International Corp. (the "Company") reported net income of $303,000 in fiscal 1995 as compared to net losses reported for the previous four years, including net losses of $2.3 million and $9.9 million in fiscal 1994 and 1993, respectively. For the fourth quarter of fiscal 1995, the Company reported net income of $2.4 million as compared to a net loss of $3.3 million in the fourth quarter of the prior year. The results in the 1995 fourth quarter reflect a significant improvement in the operating results of the Company's joint operations.

     The Company is primarily engaged, through its wholly-owned subsidiaries and 50 percent or less-owned joint operations, in buying, processing and selling ferrous and other scrap metals. The Company's principal scrap processing business is conducted through its joint operations, which primarily make export sales. The Company's wholly-owned subsidiary, Proler Recycling, Inc. ("Proler Recycling") operates three plants which collectively sell precipitation iron, low residual steel and tin in the domestic market. As discussed elsewhere herein, Proler Recycling has commenced an expansion program to identify and enter new metals recovery businesses.

     The Company accounts for the joint operations under the equity method of accounting. In general, the joint operations are structured so that policy decisions require the unanimous consent of the participants. As a result, the Company's control over the joint operations is limited and must be exercised in concert with its partners in those operations. During fiscal 1995, the Company reported equity earnings from the joint operations of $3.0 million as compared to earnings of $2.8 million in fiscal 1994 and a loss of $5.7 million in fiscal 1993.

      In December, 1994, the Company amended its credit facilities with a bank, resulting in greater flexibility to capitalize on new business opportunities, and as of January 31, 1995, had consolidated working capital of $5.0 million and no outstanding bank debt. In addition, the year-end investment in joint operations was $34.8 million, of which $23.4 million represents the Company's share of combined working capital of such joint operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Financing and Capital Resources."

     The Company's five year business plan, as described in the 1993 Annual Report on Form 10-K, has the goals of restructuring, selling or otherwise disposing of certain underperforming and unproductive assets, and supplementing its core commodity metals business by investing in technologies that profit from processing and recycling waste and secondary materials. The Company continues to believe that if it is successful in implementing this business plan, it will be able to make a transition from its participation in the highly cyclical scrap processing business primarily through joint operations over which it exercises limited control, to a recycling company engaged in environmental services, energy supply and metals recovery with majority control over its significant assets. The Company is also seeking to enter into complementary lines of business, including specialty chemicals and industrial energy facilities.

     In implementing its business plan, during the past three years the Company has sold the assets of its Chicago, Houston, Kansas City and Vinton scrap processing facilities, as well as its joint venture interest in Maru Shipping Company, Inc. Certain real estate holdings and other nonoperating assets are being marketed for sale. With the sales of the domestic scrap operations, the Company's focus is on improving the performance of Proler Recycling's three plants from which the Company's remaining consolidated revenues are derived. These plants are located in Coolidge, Arizona; Lathrop, California; and Seattle, Washington. Revenues from these plants totaled $13.9 million, $13.7 million and $13.3 million in fiscal 1995, 1994 and 1993, respectively. As noted above, the Company is also expanding into new and related lines of business.

     In fiscal 1995, Proler Recycling began construction of new plant facilities in Coolidge which are estimated to cost approximately $5 million. The new facilities, combined with the existing plant operations, are designed to recover copper, tin and other metals and chemicals derived from the production process of electronic printed circuit boards. The new plant is expected to be fully operational in the summer of 1995. Proler Recycling has also begun the marketing of specialty chemicals to a variety of industries.

     During fiscal 1995, the Company expended approximately $1.3 million in the continued development and testing of the gasification technology of its wholly-owned subsidiary, Proler Environmental Services, Inc. ("Proler Environmental"). This gasification technology uses a thermal conversion process to recycle hydrocarbon and cellulose-based wastes to produce a synthesis gas suitable for sale to industrial users and utilities. The technology has been developed by Proler Environmental as a joint project with a major Mexican steel company and is the subject of a pending patent application. The Company has successfully tested the process at its 50 ton per day demonstration plant in Houston, Texas, on automobile shredder residue, tires, cardboard/paper sludge, municipal solid waste and other industrial wastes. The Company is currently assessing the opportunities for and feasibility of various commercial applications of the gasification process, and is having discussions with several companies which may lead to the construction of one or more gasification plants. In the event an agreement for the construction of such a gasification plant is consummated, the Company estimates that completion of such a plant would take approximately 18 to 24 months given the lead time required for construction, permitting and other matters. Management believes that the Company's participation in gasification projects could eventually become a significant part of its future operations.

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

     With the sale of the Company's domestic operations described above, the Company's Prolerized Scrap business is conducted through the joint operations, which are involved in selling primarily to foreign markets. Proler Recycling's plants collectively produce precipitation iron and low residual steel and recover tin, all of which is sold to domestic markets. Proler Recycling is currently constructing new plant facilities to recover copper, tin and other metals and chemicals derived from the production process of electronic printed circuit boards.

     The following table lists the principal facilities operated by the Company and its joint operations during fiscal 1995 and the type of material processed by location:


 CONSOLIDATED FACILITIES    TYPE OF MATERIAL PROCESSED
 -----------------------    --------------------------
 Kansas City, Kansas (1)    Prolerized and non-ferrous
 Vinton, Texas (1)          Prolerized and non-ferrous
 Coolidge, Arizona          Precipitation iron, tin, copper, specialty chemicals
 Lathrop, California        Precipitation iron
 Seattle, Washington        Low residual ferrous, tin

  JOINT OPERATION FACILITIES    TYPE OF MATERIAL PROCESSED
  --------------------------    --------------------------
  Los Angeles, California       Prolerized, other ferrous, and non-ferrous
  Everett, Massachusetts        Prolerized, other ferrous, and non-ferrous
  Worcester, Massachusetts      Prolerized and non-ferrous
  Jersey City, New Jersey       Prolerized and non-ferrous
  Queens, New York              Prolerized
  Newark, New Jersey            Other ferrous
  Providence, Rhode Island      Other ferrous
- ------------
  (1) Sold in fiscal 1995

  In addition to the above, the Company's joint operations have seven locations (five in California, one in Maine and one in New Hampshire) where scrap metal is bought, processed and transported to one of the above joint operation facilities for subsequent sale.

  The following table shows selected financial information for the Company's share of its joint operations, the Company-operated scrap operations, and Proler Recycling plants (in thousands):



                                          FOR THE YEARS ENDED JANUARY 31,
                                         ---------------------------------
                                            1995        1994       1993
                                         ----------  ----------  ---------
Share of Joint Operations
- -------------------------
Net sales..............................   $124,103     $142,197   $92,419
                                          ========     ========   =======
Gross profit (loss)....................   $  6,257     $  6,037   $  (337)
                                          ========     ========   =======
Gross tons shipped.....................        988        1,212       950
                                          ========     ========   =======

Company Operated Scrap Operations (1)
- ---------------------------------------
Net sales..............................   $  4,667     $ 29,983   $50,578
                                          ========     ========   =======
Gross profit (loss)....................   $   (151)    $  1,193   $  (201)
                                          ========     ========   =======
Gross tons shipped.....................         30          220       378
                                          ========     ========   =======

Proler Recycling Plants
- -----------------------
Net sales..............................   $ 13,941     $ 13,723   $13,264
                                          ========     ========   =======
Gross profit...........................   $    670     $  1,708   $   850
                                          ========     ========   =======
Gross tons shipped.....................        100          105       104
                                          ========     ========   =======

- ---------------
  (1) Company operated scrap operations include the Houston, Vinton and Kansas City facilities which have all been sold.

(C)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company considers itself to be engaged in a single industry segment, the processing of metals for recycling and activities incidental thereto. The following table presents financial information about the Company's consolidated sales, gross profit from operations, net operating losses (defined as reported operating losses less earnings (loss) from joint operations) and identifiable assets for the last three fiscal years, excluding the Company's joint operations (dollars in thousands):

                                          FOR THE YEARS ENDED JANUARY 31,
                                          -------------------------------
                                            1995       1994       1993
                                          ---------  ---------  ---------

Consolidated net sales to unaffiliated
     customers(1).......................    $18,610    $43,706    $63,842
Gross profit from operations............        519      2,901        649
Net operating loss......................      4,894      2,149      7,080
Identifiable assets.....................     28,588     36,471     33,467

- --------------
(1) Consolidated net sales include $24,400 in fiscal 1993 attributable to the Houston facility which was sold in July, 1992. Kansas City and Vinton sales included in consolidated net sales were $4,700, $29,100, and $20,900 in fiscal 1995, 1994 and 1993, respectively. These two plants were sold in the first quarter of fiscal 1995.


(D)  NARRATIVE DESCRIPTION OF BUSINESS

  PRINCIPAL PRODUCTS. The following table shows the percentages of the Company's total sales(1) accounted for by its major product lines during each of the last three fiscal years:


                                    FOR THE YEARS ENDED JANUARY 31,
                                    -------------------------------
PRODUCT LINE                        1995         1994         1993
- ------------                        -----        -----        -----

Prolerized Scrap...................    42%          50%          46%
Other Ferrous Scrap................    44           39           35
Precipitation Iron.................     9            6            8
Non-Ferrous Scrap..................     5            4            8
Other..............................    --            1            3

- -----------
(1) The term "total sales" as used in this Report refers to net sales of the Company and its consolidated subsidiaries combined with the Company's share of the net sales of each joint operation in which it owns an interest. The Company's share of the earnings of the joint operations is accounted for in the Company's Consolidated Statements of Operations using the equity method of accounting. Net sales refers to gross sales less shipping and selling expenses.

  The total volume shipped for each of the fiscal years ended January 31, 1995, 1994 and 1993 was approximately 1,118,000, 1,537,000, and 1,432,000 tons, respectively. The decline in tonnage shipped in fiscal 1995 (primarily Prolerized Scrap and Other Ferrous Scrap) is due to the sale of the Kansas City and Vinton plants, as well as a reduction of sales at the joint operations due to reduced foreign demand during the year. The term "total volume shipped" as used in this Report refers to gross tons (2,240 pounds) shipped by the Company and its consolidated subsidiaries combined with the Company's share of tons shipped of each joint operation in which it owns an interest.

  The Company's Prolerized Scrap plants, precipitation iron plants and low residual steel plant, as well as its other ferrous scrap and non-ferrous scrap operations, have adequate capacity to meet any foreseeable increase in demand for its products.

  The product mix sold by the Company is determined primarily by the type of scrap available for purchase by the Company and the demand for such scrap in the Company's selling markets.

  The Company does not determine contribution to gross profits by its various product lines, which necessarily would involve a number of arbitrary cost allocations. However, it can generally be stated that, while gross profit margins vary between the product lines and from year to year, gross profit margins historically have been higher on Prolerized Scrap than on precipitation iron and other ferrous scrap. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  PROLERIZED SCRAP. The scrap industry supplies one of the basic raw materials used in the production of iron and steel. The furnaces which are used to produce iron and steel are charged with iron and scrap steel ("ferrous scrap") or with pig iron, which is produced from smelting iron ore in a blast furnace, or with a combination of ferrous scrap and pig iron or iron substitutes. The proportion of ferrous scrap used to make iron and steel varies, depending upon the type of furnace used, the specifications of the end product desired, the relative costs of ferrous scrap, pig iron or iron substitutes to the steel makers, and other considerations. In recent years mini-mills, which predominantly operate electric furnaces and primarily use ferrous scrap as a raw material, have become increasing users of ferrous scrap.

  Proler Process. In this process, scrap automobiles and other ferrous scrap are conveyed into a specially designed hammer mill that fragmentizes the scrap into small pieces which are cleaned and separated into their ferrous and non-ferrous metal components and automobile shredder residue. The ferrous components are processed into small, fist-sized pieces of Prolerized Scrap, which is either inventoried for later shipment or shipped directly via rail, truck, barge or ocean-going vessel to iron and steel mills or foundries. The non-ferrous metal components are sold to a variety of customers. Automobile shredder residue is disposed of in landfills or used as interim landfill cover with further processing.

  Plants and Joint Operations. The Company completed the disposition of its domestic Prolerized Scrap plants as follows: the Houston plant was sold in July 1992; the Kansas City plant was sold in February, 1994 and the Vinton plant was sold in April, 1994. See Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations".

  The Company, through its joint operations, operates five Prolerized Scrap plants in the United States. The locations are as follows: Los Angeles, California; Everett and Worcester, Massachusetts; Jersey City, New Jersey; and Queens, New York. The Company and its partner sold substantially all of the assets of its 50 percent owned Chicago, Illinois plant in October, 1993. See
Note 5 to the Consolidated Financial Statements.

  Sales. Prolerized Scrap produced at the Company's Houston, Vinton and Kansas City plants was sold to domestic steel producers. Most of the Prolerized Scrap produced at the Los Angeles, Everett, Jersey City, Queens, and Worcester plants is sold to foreign customers. Approximately 80% and 71% of the Company's total sales, including the Company's share of joint operation sales, were to foreign customers during fiscal 1995 and 1994, respectively.

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

    OTHER FERROUS SCRAP. The Company, through its joint operations, operates four other ferrous scrap plants in Los Angeles, Everett, Newark and Providence. These plants prepare to customers' specifications various grades of ferrous scrap other than Prolerized Scrap, primarily heavy melting and premium grades, for sale to steel producers and foundries. Processing of this type of scrap consists principally of cleaning, sorting and crushing or cutting the scrap into pieces of proper size which are then inventoried for future shipment or shipped directly via rail, truck, barge or ship. The major sources of this type of scrap are industrial manufacturing plants, railroads and scrap dealers. Competition to buy this scrap is significant, with the price paid being the most significant competitive factor.

    LOW RESIDUAL STEEL AND PRECIPITATION IRON. Low residual scrap steel is used by steel mills in making high quality steel. Precipitation iron is used in the copper mining industry in one of the processes by which copper is extracted from low grade ore.

    The Company produces both low residual scrap steel and precipitation iron from tin plated steel can clippings, reject cans from can manufacturers and recycled tin cans. This process, which incorporates many of the techniques used in the Proler Process, converts these raw materials into a loosely shredded, relatively pure ferrous scrap suitable for use as feedstock for detinning operations or as precipitation iron in the production of copper. This material can also be baled into low residual bundles consumed by the steel industry to produce various forms of quality steel.

    Plants and Sales. The Company presently owns and operates two precipitation iron plants located in Coolidge, Arizona, and Lathrop, California. Low residual steel is produced at the Seattle plant. Substantially all of the Company's sales of precipitation iron are made under contracts with three major domestic copper producers calling for the sale of a minimum number of tons per month at prices which are determined in relation to certain prevailing scrap prices. Precipitation iron is shipped to customers via truck and rail. The development of processes for producing copper from low grade ore which does not require the use of precipitation iron has reduced demand for sales of precipitation iron. The sales of low residual scrap steel are made to a variety of steel mills and foundries located throughout the country.

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

    The following table shows the gross tons of precipitation iron and low residual scrap steel sold in the Proler Recycling plants:

                                  FOR THE YEARS ENDED JANUARY 31,
                                  -------------------------------
                                  1995          1994        1993
                                  ----          ----        ----
Precipitation iron...........     71,808       76,967      76,992
Low residual scrap steel.....     28,100       27,900      28,505


    NON-FERROUS SCRAP. The non-ferrous metals recovered by several of the Prolerized Scrap plants are processed at facilities in Los Angeles, Jersey City, Everett and Worcester and were previously produced at Vinton and Kansas City. The non-ferrous metal scrap is cleaned and mechanically segregated according to its principal metallic components and shipped to a variety of customers via truck and ship.

    NON-FERROUS METAL RECOVERY. The Company's Coolidge and Seattle locations also include operations from which tin metal is recovered from the recycling of industrial waste solutions and precipitates. The volume of tin pounds sold during fiscal 1995, 1994, and 1993 was 397,900, 361,300 and 427,800, respectively.

    In August, 1994, the Company began construction of a new plant at its Coolidge location which will substantially increase its ability to recycle metal-bearing materials. The new plant is designed to recover copper, tin and other metals and chemicals derived from the production process of electronic printed circuit boards. The new plant will be commissioned in phases and is expected to be fully operational in the summer of 1995.

    OTHER. The Company is involved in the manufacture and supply of replacement parts for the large automobile shredders in which the Company either owns a current interest or used to own an interest. Additionally, the Company has recently begun distributing a specialty chemical solution used for water treatment and soil stabilization. The Company anticipates that these types of sales will allow access to the metal-bearing waste streams these chemicals are used to treat. Sales of these chemicals were immaterial in fiscal 1995 and any significant activity increases in fiscal 1996 are dependent upon the establishment of a long-term supply source.

    RAW MATERIALS AND INVENTORY.  See "Sources of Supply" above under:
"Prolerized Scrap", "Low Residual Steel and Precipitation Iron", and the general discussion under "Other Ferrous Scrap", "Non-Ferrous Scrap" and "Other".

    TRADEMARKS.  The Company owns several registered trademarks.   While the
Company regards these trademarks to be of value, it does not consider its business dependent upon them.

    WORKING CAPITAL. The Company's working capital requirements are currently met principally from distributions from joint operations, and, to the extent necessary, borrowings under its credit facility. As of January 31, 1995, the Company had $5.0 million of net working capital and no outstanding bank debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Financing and Capital Resources."

    SIGNIFICANT CUSTOMERS. As discussed in Note 10 to the consolidated financial statements and Note 7 to the combined financial statements of the Company's joint operations, the Company and its joint operations have significant customers.

    BACKLOG. The Company and some of its customers routinely enter into scrap contracts which require delivery of scrap over a period of time. Sales are generally made on a month-to-month or individual order basis. At any point in time, the Company may have unfilled commitments with respect to these contracts which will be filled in the normal course of business. At January 31, 1995 the Company had no significant unfulfilled orders.

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

    In purchasing its raw scrap and in selling its products, the Company competes with a large number of other scrap dealers and brokers, some of which have greater financial and other resources than the Company, and many of which are small firms operating locally. Competition in the business of the Company involves geographical location of plant, reliability of service and product quality. Prolerized Scrap is sold in competition with other forms of ferrous scrap. While it is a premium, high grade scrap, there are competing processes which also produce a high quality grade of scrap.

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

    The Company's wholly-owned subsidiary, Proler Environmental, has developed and tested a gasification technology which uses thermal conversion to recycle hydrocarbon and cellulose-based wastes to produce a synthesis gas suitable for sale to industrial users and utilities. The residual produced by this process also has potential commercial uses, or may be disposed of in landfills. This technology was developed by Proler Environmental as a joint project with a major Mexican steel company and is the subject of a pending patent application. The Company has successfully tested the process at its 50 ton per day demonstration plant in Houston, Texas on automobile shredder residue, tires, cardboard/paper sludge, municipal solid waste and other industrial wastes.

    The Company is currently assessing the opportunities for and feasibility of various commercial applications of the gasification process, and is having discussions with several companies, which may lead to the construction of one or more gasification plants. The commercial potential of this process will depend on a number of factors, including the amount of capital investment required for site acquisition and construction, which is expected to be significant; the ability to charge tipping fees for waste materials sufficient to earn an adequate return on investment; the availability of long-term sources of suitable waste materials; the ability to economically dispose of the residual or convert it to usable purposes; and local demand for the synthesis gas produced by the process. Management initially estimates that costs for a gasification plant could range from $10 million to $30 million depending on size and other factors. Such a plant could be constructed as a stand-alone facility or in tandem with a cogeneration plant or integrated into a manufacturing operation to continuously recycle processed wastes into reusable feedstock and energy. In the event an agreement for the construction of such a gasification plant is consummated, the Company estimates that completion of such a plant would take approximately 18 to 24 months, given the lead time required for construction, permitting and other matters. Management believes that the Company's participation in gasification projects could eventually become a significant part of its future operations. During fiscal 1995, 1994 and 1993 Proler Environmental expended approximately $0.2 million, $1.3 million and $1.1 million, respectively, in connection with the acquisition and development of equipment. Proler Environmental also incurred $1.1 million and $0.2 million of research and development expenses during fiscal 1995 and 1994, respectively, exclusive of overhead incurred by the parent company.

    Proler Recycling is exploring methods of recovering metals from a variety of industrial wastes and secondary materials. It plans to continue to identify and enter new businesses for metals recovery, particularly in the areas of tin and copper recovery. The Company expended approximately $0.6 million, $0.4 million and $0.2 million on research activities during fiscal 1995, 1994 and 1993,
respectively.   Additionally, the Company expended approximately $3.2 million and $0.4 million on capital projects associated with these operations in fiscal 1995 and 1994, respectively. Due to these successful research activities, the Company intends to expand its operations related to the recycling of metal-bearing wastes during fiscal 1996, and has budgeted capital expenditures for new plant and equipment (exclusive of any potential acquisitions) of $6 million for this purpose.

    ENVIRONMENTAL MATTERS. Certain materials resulting from the operations of the Company and its joint operations must be handled consistent with various federal and state environmental laws and regulations. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past or present disposal practices would no longer be deemed acceptable by the United States Environmental Protection Agency ("EPA") or state regulatory agencies. The Company and its joint operations can also be required from time to time to clean-up sites now or formerly used in their operations. See further discussion herein and in "Item 3 - Legal Proceedings", "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", Note 8 to the consolidated financial statements and Note 6 to the combined financial statements.

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

    The EPA has recognized, based on its study of potential contamination of shredder residue at seven shredder sites, that well-managed shredder operations conducted in an environmentally sound manner provide environmental benefits.
The Company and its joint operations have implemented supplier education efforts, source control, inspection and testing programs to identify and reduce the sources of lead and certain other heavy metals in ASR. Incoming material is inspected to ensure that the most probable sources of such materials are removed from automobiles before arriving at the plants. Fuel tanks, exhaust systems, leaded wheel weights and batteries are removed prior to shredding. The Company and its joint operations have also taken certain steps to eliminate from the materials they process capacitors contained in obsolete household appliances ("white goods"), which are often shredded along with automobiles. Such capacitors are considered by the Institute of Scrap Recycling Industries to be a likely source of polychlorinated biphenyls ("PCB's") in ASR. The Company continues to evaluate additional methods of reducing levels of heavy metals, PCB's and other contaminants in ASR. Should laws and regulations covering hazardous wastes or toxic substances apply to the handling of ASR as a result of the levels of heavy metals, PCBs and other contaminants, the Company could incur substantial expense in such handling of ASR. Even absent such a determination, the Company and its joint operations incur significant expenditures to dispose of ASR. It should be noted, however, that in certain plant locations landfill fees have decreased significantly in recent years. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the Port of Los Angeles (the "Port") are in the final stages of negotiating a renewal of HNP's lease, the original term of which expired on August 30, 1994. In December, 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.78 million ($4.89 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. The Port is developing an Environmental Impact Report in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next five-year period.

HNP has accrued approximately $0.4 million to cover the costs of anticipated remediation at this site.

    Prior to 1988, the Company operated a metals reclamation and shredding facility on a 13-acre property leased from an unrelated third party in Copperton, Utah. The Company has learned that the EPA has identified this property as an "Other Potential Source Area" within the boundaries of the Kennecott South Zone, an approximate 37-square mile site which has been proposed for listing on the National Priorities List. The Company incurred approximately $550,000 to remediate this site in late 1993 and early 1994, which amount was expensed in fiscal 1994. Management is unable to determine at this time the Company's exposure, if any, to claims or actions stemming from the EPA's proposal.

    The Company anticipates making $0.8 million in capital expenditures for environmental control facilities during fiscal 1995, including those in connection with the Terminal Island facility. Changes in environmental laws and regulations and their interpretation might require the Company or its joint operations to install additional environmental control equipment and to implement additional compliance procedures.

    EMPLOYEES. As of January 31, 1995, the Company and its consolidated subsidiaries employed 95 people. At the same date, the joint operations had 387 employees.


(E)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

    The Company sells to domestic markets and the joint operations primarily sell to international markets. The table below summarizes for the last three fiscal years the Company's export sales to customers by geographical area, inclusive of its share of the export sales of each joint operation in which it owns an interest (dollars in thousands):


                          FOR THE YEARS ENDED JANUARY 31,
                          -------------------------------
                             1995       1994       1993
                          ----------  ---------  --------
Far and Near East.......    $104,852   $122,086   $79,712
Europe..................       3,450         --     1,854
Canada..................       3,268      4,961       104
Mexico..................       1,737         --       795
South America...........       1,122      3,044     1,751
Other Export Customers..          --      2,003       299
                            --------   --------   -------
Total Export Sales......    $114,429   $132,094   $84,515
                            ========   ========   =======


Item 2.  Properties.

          The Company's executive offices at 4265 San Felipe, Suite 900 in Houston, Texas occupy 8,500 square feet of leased space. The Company owns approximately 167 acres of land on the Houston, Texas ship channel, a portion of which is utilized as the site for Proler Environmental's activities and a portion of which is for sale, and a nearby 36-acre tract of land previously used in connection with operations at its Houston plant.

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


                                          EXPIRATION DATE
         LOCATION             SIZE           OF LEASE
- --------------------------  ---------  --------------------
Los Angeles, California...    4 acres           02/14/99
Los Angeles, California...   22 acres   Under negotiation(1)
Everett, Massachusetts....   29 acres      Property owned(1)
Jersey City, New Jersey...   55 acres      Property owned(1)
Newark, New Jersey........   16 acres   Under negotiation
Queens, New York..........    5 acres      Property owned(1)
Worcester, Massachusetts..   21 acres      Property owned(1)
Providence, Rhode Island..   16 acres           12/31/99
Providence, Rhode Island..    6 acres           12/31/99
- ----------

(1) Prolerized Scrap Plant Operation.


     The Company has been notified that a portion of the Worcester, Massachusetts property owned by one of its joint operations may be taken by eminent domain in order to extend a state highway.

     The Company owns both of its precipitation iron plants. The plants at Coolidge, Arizona and Lathrop, California are on approximately 80 acres and 15 acres of land, respectively. The Company's Seattle, Washington low residual ferrous plant is located on approximately two acres of leased land.

     In addition to the above, the Company owns approximately 171 acres in various parts of the country which are not used in current operations. The Company also holds the 13-acre tract of land on which the Copperton, Utah plant was located under a lease which expires

September 30, 1995. In addition, the joint operations own or lease industrial properties which are being used for feeder yards or will be used for expansion of facilities.

     The management of the Company believes that all of the plants operated by the Company or by its joint operations are equipped and maintained to adequately support the present operations at such plants, and are served by transportation and other facilities generally adequate to permit efficient operation.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to certain litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended January 31, 1995.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name and age of each executive officer of the Company, all positions and offices held by each person named and the period during which each person named has served as an officer of the Company. Unless otherwise stated below, each person has held such positions and offices for more than the past five years:


                                                                             SERVED
                                                                             AS AN
                                                                           OFFICER OF
        NAME              AGE          POSITION AND OFFICES HELD          COMPANY SINCE
        ----              ----  ---------------------------------------   -------------
Herman Proler              67    Chairman of the Board of Directors,
                                   Chief Executive Officer, Director (1)      1948
Steven F. Gilliland        43    President, Chief Operating Officer,
                                   Director  (2)                              1995
Michael F. Loy             49    Vice President-Finance, Chief Financial
                                   Officer and Secretary (3)                  1992
Dennis L. Caputo           48    Vice President-Environmental
                                   and Safety Compliance (4)                  1989
Norman Bishop              64    Vice President-Technical (5)                 1993
Ian Linton                 35    Vice President-Western Operations (6)        1991
David A. Juengel           35    Vice President, Treasurer and
                                   Assistant Secretary (7)                    1991

- ------------
(1) Mr. Proler has been Chairman of the Board and Chief Executive Officer since 1985.

(2) Mr. Gilliland was elected President, Chief Operating Officer and Director on February 8, 1995. Mr. Gilliland was employed by CRSS Inc. and its predecessors in various executive positions from 1980 to 1990 and again from 1992 to 1995 when he served as Senior Vice President. From 1990 to 1992, he served as Senior Vice President and Chief Operating Officer of Transco Power Company.

(3) Mr. Loy joined the Company on August 1, 1992 as Vice President-Finance and Chief Financial Officer and on December 8, 1992 was elected to the additional position of Secretary of the Company. Prior to joining the Company, Mr. Loy served from 1989 to 1992 as Director and President of MFL Consulting Group, Inc. From 1987 to 1989, he served as Director, Vice President and Chief Financial Officer of Cabot Energy Corporation.

(4) Mr. Caputo joined the Company on June 8, 1989, as Vice President-Environmental and Safety Compliance. Prior to June 8, 1989, Mr. Caputo was a principal with ENSR Consulting and Engineering.

(5) Mr. Bishop joined the Company on February 13, 1989 and served as Vice President of Proler Environmental. He was elected Vice President-Technical of the Company on April 12, 1993. Prior to February 13, 1989, Mr. Bishop was Vice President of Zia Technology, Inc. for seven years.

(6) Mr. Linton joined the Company on May 20, 1991. He was elected Vice President-Refining on June 12, 1991 and was promoted to Vice President-Western Operations on December 8, 1992. Prior to his employment with the Company, Mr. Linton was employed as Group Manager of Capper Pass & Son Limited, North Humberside, England.

(7) Mr. Juengel joined the Company on September 23, 1988 as Tax Manager. He was elected Assistant Vice President of Finance and Accounting on September 11, 1991 and was promoted to Vice President, Treasurer and Assistant Secretary on December 8, 1992. Prior to his employment with the Company, Mr. Juengel was employed as a Tax Manager by Ernst & Young and Coopers & Lybrand.

          The term of office of each of the above officers extends until the next annual meeting of directors or until his successor has been duly elected and qualified.


                                P A R T     I I

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND STOCKHOLDER MATTERS

          The table below summarizes the high and low sales prices reported on the New York Stock Exchange for shares of the Company's common stock. There have been no cash dividends declared for the last two fiscal years.

       HIGH AND LOW SALES PRICES OF COMMON STOCK BY FISCAL QUARTERS/(1)/


                                  FOR THE YEARS ENDED JANUARY 31,
                                 --------------------------------
                                       1995             1994
                                 ---------------    ---------------
                                  HIGH      LOW      HIGH     LOW
                                 ------    -----    ------   ------

          First quarter........  $14 3/4   $7 1/2   $10 1/4  $ 6 5/8
          Second quarter.......    9 5/8    7 5/8    10        7
          Third quarter........   10 1/4    6 7/8    13 3/8    7 1/4
          Fourth quarter.......    7 5/8    5 5/8    14 1/2   11 5/8

- ----------------
(1) The Company's common stock is traded on the New York Stock Exchange. As of April 21, 1995, there were 397 holders of record of the Company's common stock.

          The Company's Board of Directors suspended the payment of dividends on the Company's Common Stock in fiscal 1992. Also, the Company's credit agreement with a bank limits the payment of cash dividends. See Note 4 to the consolidated financial statements.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

          The table below sets forth a summary of selected consolidated financial information of the Company and its subsidiaries for the periods indicated:

                                                 FOR THE YEARS ENDED JANUARY 31,
                                  ---------------------------------------------------------
                                    1995       1994       1993         1992          1991
                                  --------   --------   --------     --------      --------
                                       (Dollars in thousands except per share amounts)
Net sales (1).................... $18,610    $43,706     $63,842    $ 110,890      $107,994
                                  =======    =======     =======    =========      ========

Earnings (loss) from joint
   operations.................... $ 2,974    $ 2,768     $ 5,660    $  (3,327)     $  5,990
                                  =======    =======     =======    =========      ========

Net income (loss)................ $   303    $(2,262)    $(9,909)   $ (16,328)     $(11,532)
                                  =======    =======     =======    =========      ========

Net income (loss)
  per share...................... $   .06    $  (.48)    $ (2.10)   $   (3.47)     $  (2.45)
                                  =======    =======     =======    =========      ========

Investment in joint operations,
   at equity..................... $34,776    $26,273     $40,138    $  61,298      $ 59,919
                                  =======    =======     =======    =========      ========

Total assets..................... $65,439    $66,583     $77,799    $ 119,173      $149,536
                                  =======    =======     =======    =========      ========

Long-term debt................... $    --    $    --     $ 5,000    $      --      $     --
                                  =======    =======     =======    =========      ========

Cash dividends per
  share.......................... $    --    $    --     $    --    $    .325      $    .52
                                  =======    =======     =======    =========      ========

- ----------
(1) The Company sold its Houston plant in mid-fiscal 1993 and its Kansas City and Vinton plants in the first quarter of fiscal 1995 as part of its Business Plan. Such plant sales account for the majority of the revenue decline since fiscal 1992.

  The Company's consolidated financial statements included elsewhere herein present the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles. The following table presents a proforma condensed combined balance sheet and statement of operations of the Company assuming its proportionate share of the Joint Operations is combined with the Company. Management believes this presentation is informative of the Company's financial condition and results of operations given that a significant portion of the Company's business is conducted through the joint operations.

                   PROFORMA CONDENSED COMBINED BALANCE SHEET
                             AS OF JANUARY 31, 1995

                                                           PROPORTIONATE
                                                             SHARE OF             COMBINED
                                          COMPANY         JOINT OPERATIONS        COMPANY
                                      ----------------  --------------------  ----------------
                                                           (in thousands)

Current assets                                 $ 9,342        $27,516              $36,858
Investments in joint operations                 34,776             --                   --
Property and other assets, net                  21,321         11,609               32,930
                                               -------        -------              -------
                                               $65,439        $39,125              $69,788
                                               =======        =======              =======

Current liabilities                            $ 4,317        $ 4,132              $ 8,449
Other liabilities                                2,642            217                2,859
Stockholders' and partners' equity              58,480         34,776               58,480
                                               -------        -------              -------
                                               $65,439        $39,125              $69,788
                                               =======        =======              =======

              PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED JANUARY 31, 1995

                                                           PROPORTIONATE
                                                              SHARE OF         COMBINED
                                            COMPANY       JOINT OPERATIONS      COMPANY
                                          -----------     -----------------  --------------
                                                            (in thousands)

Net sales                                       $18,610        $124,103        $142,713
Cost of sales                                    18,091         117,846         135,937
                                                -------        --------        --------
     Gross profit                                   519           6,257           6,776
Earnings from joint operations                    2,974              --              --
Selling, general and administrative
     expense                                     (3,723)         (3,940)         (7,663)
Research and development expense                 (1,690)             --          (1,690)
                                                -------        --------        --------
    Operating income (loss)                      (1,920)          2,317          (2,577)
Gain on sale of assets                            2,894              --           2,894
Other income (expense)                             (510)            657             147
                                                -------        --------        --------
Income before income taxes                          464           2,974             464
Provision for income taxes                         (161)             --            (161)
                                                -------        --------        --------
Net income                                      $   303        $  2,974        $    303
                                                =======        ========        ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company reported net income of $303,000 in fiscal 1995 as compared to net losses of $2.3 million and $9.9 million in fiscal 1994 and 1993, respectively. Included in the fiscal 1995 results is a gain on the sale of assets of $2.9 million. For the fourth quarter of fiscal 1995, the Company reported net income of $2.4 million as compared to a net loss of $3.3 million in the fourth quarter of the prior year. Included in the fourth quarter of fiscal 1995 results are certain cost reductions and other income of approximately $1.6 million which the Company does not anticipate in the first quarter of fiscal 1996. Such amount includes a reduction of $1.0 million, net to the Company, in the joint operations' cost of sales determined under the LIFO method of accounting based on actual year-end quantities and costs.

     The Company is primarily engaged, through its subsidiaries and its joint operations, in buying, processing for recycling and selling ferrous and other scrap metals. While the Company sells products from its consolidated operations primarily to domestic markets, the joint operations primarily export scrap to foreign markets. The Company's and its joint operations' business is characterized by cyclical fluctuations in profitability depending upon the availability and price of raw scrap and the demand and prices for processed scrap by the domestic and foreign iron and steel industries and the non-ferrous metals industries.

     The Company's unincorporated joint operations are structured so that the participants advance and withdraw funds equally, and policy decisions require the unanimous consent of the participants. The Company makes advances to the joint operations on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives periodic distributions from its joint operations, primarily for the sales proceeds of shipments. During fiscal 1995, the Company's advances to joint operations exceeded distributions by $5.7 million.

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

     The Company does not determine contribution to gross profits by its various product lines, which necessarily would involve a number of arbitrary cost allocations. However, it can generally be stated that, while gross profit margins vary between the product lines and from year-to-year, gross profit margins historically have been higher on Prolerized Scrap than on precipitation iron and other ferrous scrap.

     As described in "Item 1 - Current Developments", the Company has developed a five-year business plan intended to enable the Company to make a transition from its current participation in the highly cyclical scrap business primarily through its joint operations, to a recycling company engaged in environmental services, energy supply and metals recovery with majority control of its significant assets. With the divestitures of the domestic scrap operations, the Company's principal scrap processing business is conducted through its joint operations, with the Company's remaining revenues derived from the Proler Recycling plants.


LIQUIDITY, FINANCING AND CAPITAL RESOURCES

     With the sale of its domestic scrap processing plants, the Company currently meets its working capital requirements principally from distributions from the joint operations and, to the extent necessary, borrowings under the credit facility described below. As of January 31, 1995, the Company had working capital of $5.0 million, a decline from the $12.3 million reported as of January 31, 1994. Between the same periods, the Company's share of combined working capital in the joint ventures increased from $14.8 million to $23.4 million, substantially accounting for the decline in consolidated working capital. The Company is liquidating its interests in HPI and HPNJ and anticipates that such liquidation will be completed in the near future. The Company would receive certain distributions upon completion of such liquidation. Certain real estate and other non-operating assets are also currently for sale.

     In December, 1994, the Company amended its credit agreement with a bank, which provides for a $15 million revolving line of credit and a $7 million letter of credit facility as more fully described in Note 4 to the consolidated financial statements. The revolver and letter of credit facility terminate on June 30, 1996 and December 31, 1996, respectively. The Company's ability to borrow against assets of the joint operations may be limited by the Company's inability to grant a direct security interest in those assets to the bank and by certain limitations on the Company's ability to pledge its interests in the joint operations.

     As of January 31, 1995, no borrowings were outstanding under the revolver and $6.2 million of letters of credit were outstanding under the letter of credit facility, including $4.89 million issued in connection with a lease at a joint operation's Los Angeles facility as discussed below. During the first quarter of fiscal 1996, the Company made significant advances to its joint operations, primarily for inventory purchases, and borrowed approximately $2.7 million under its credit facility. As noted above, the Company regularly makes advances to the joint operations and receives periodic distributions, primarily from the sales proceeds of shipments. The joint operations' current inventory
levels approximate their current sales orders.   The joint operations also
purchase inventory to maintain sources of supply, even in periods of lower demand and lower sales prices. Given these factors and the cyclical nature of the scrap markets, the Company's liquidity could be adversly affected if lower sales, coupled with continued inventory purchases, result in accumulation of excess inventories at the joint operations.

     The Company's capital expenditures of $3.9 million in fiscal 1995 were primarily for new plant construction at the Company's Coolidge location. Total construction costs of this plant are estimated at $5.0 million. The plant will be commissioned in phases and is expected to be fully operational in the summer of 1995. The Company's share of joint operations' capital expenditures for fiscal 1995 was $2.4 million, most of which was expended for replacement and improvement of plant and equipment. In addition, during fiscal 1995 and 1994, the Company provided a standby letter of credit totaling $4.89 million to assure compliance with environmental covenants in a joint operation's lease for the Los Angeles facility as more fully discussed in Note 8 to the consolidated financial statements, and Note 6 to the combined financial statements.

     As discussed in Item 1 - "Current Developments" and "Research", the Company is continuing to develop and test industrial waste processing and recovery technologies. Proler Recycling has budgeted capital expenditures (exclusive of any potential acquisitions) of $6 million in fiscal 1996. Also, Proler Environmental expects to incur significant capital expenditures in the commercial application of its gasification process; however, the amount and timing of such expenditures are uncertain, and in any event should not be significant in fiscal 1996. Management believes that external financing sources, coupled with internally generated funds, will be sufficient to fund such future capital outlays.

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

FISCAL 1995 COMPARED TO FISCAL 1994

     Consolidated net sales of $18.6 million in fiscal 1995 were 57% lower than consolidated net sales of $43.7 million in fiscal 1994. Consolidated cost of sales of $18.1 million in fiscal 1995 were 56% lower than consolidated cost of sales of $40.8 million in fiscal 1994. The decreases in both sales and cost of sales were principally due to the sale of the Company's Kansas City and Vinton plants during the first quarter of fiscal 1995. The Company recorded net sales and cost of sales of $29.1 million and $28.5 million, respectively, during fiscal 1994 attributable to operations at these two plants. Fiscal 1995 included $4.7 million and $4.6 million in sales and cost of sales, respectively, attributable to the sold plants. Additionally, fiscal year 1994 included approximately $900,000 of parts and equipment net sales proceeds whereas the gain on such sales in fiscal 1995 was insignificant.

     Excluding the Kansas City and Vinton plants and the parts and equipment sales from the results of operations, the following table highlights the operating information of the Proler Recycling plants (dollars in thousands):


                             FOR THE YEARS ENDED JANUARY 31,
                             ------------------------------
                               1995       1994    % CHANGE
                             ---------  --------  ---------

Sales volumes (gross tons)     100,000   107,000    (7)%
Net sales                     $ 13,941  $ 13,723     2 %
Cost of sales                 $ 13,271  $ 12,015    10 %
Gross profit                  $    670  $  1,708   (61)%

     The increase in cost of sales during fiscal 1995 is due partially to non-recurring disposal charges and costs associated with the development of a new recycling program involving waste streams from the printed circuit board industry. Additionally, the Company experienced increases in the purchase price of scrap material used in the manufacture of precipitation iron and low residual steel. Corresponding sales price increases were less than the cost increases due to the majority of the Company's precipitation iron sales being under fixed-price contracts. These contracts have recently been renegotiated whereby the sales prices are determined monthly in relation to certain prevailing scrap prices.

     Earnings from joint operations were $3.0 million in fiscal 1995 compared to $2.8 million in fiscal 1994. The joint operations primarily make export sales and the sales prices realized during most of the year have been less than those in the domestic market. The joint operations compete to buy scrap in the domestic market where higher sales prices have resulted in higher buying costs. In the fourth quarter, despite such higher buying costs, the joint operations reported an increase in gross profit, primarily due to a significant increase in nonferrous sales and the LIFO inventory cost reduction discussed in "General" above.

     The following table highlights the more significant operating statistics and percentage changes between fiscal 1995 and 1994 of the joint operations on a 100% basis (dollars in thousands):

                              FOR THE YEARS ENDED JANUARY 31,
                              -------------------------------
                                 1995        1994     %CHANGE
                              ----------  ----------  -------
Sales volumes (gross tons)     2,105,000   2,607,000   (19)%
Net sales                     $  267,063  $  307,455   (13)%
Cost of sales                 $  253,756  $  294,360   (14)%
Gross profit                  $   13,307  $   13,095     2 %


Average sales prices increased in fiscal 1995 to $127 per ton compared to $118 per ton in fiscal 1994. Costs of sales per ton increased to $121 in fiscal 1995 from $113 in fiscal 1994. Tonnage shipped in fiscal 1995 decreased from fiscal 1994 volumes due to reduced foreign demand. Cost of sales per ton would have been approximately $1 higher in fiscal 1995 and approximately $5 lower in fiscal 1994 using replacement costs.

     In fiscal 1995, the Company recorded equity income of $2.4 million, net to its interest in the joint operations, attributable to the sale of inventory which had no cost basis. In fiscal 1994, the Company recorded $1.5 million in similar sales of inventory which had no cost basis. The production and accounting process utilized by the joint operations to record inventory quantities (particularly shredded scrap) relies on significant estimates which can be affected by weight imprecisions, moisture and other factors. Such factors historically have a tendency to understate actual scrap quantities. In periods such as fiscal 1994 and fiscal 1995 when certain inventories are substantially depleted, unrecorded quantities which have no cost basis are realized. Partially offsetting these sales, the Company has recorded equity losses of $2.3 million and $0.6 million in fiscal 1995 and 1994, respectively, attributable to its interests in HPI and HPNJ. The Company is liquidating its investment in this joint operation and anticipates completing such liquidation in the near future.

     Research and development expenses of $1.7 million in fiscal 1995 increased $1.1 million compared to fiscal 1994. The Company has intensified its efforts towards the research and development of technologies involving the processing and recycling of waste materials.

     Selling, general and administrative expenses decreased 16% in fiscal 1995 compared to fiscal 1994 primarily due to a reduction in legal and professional fees.

     Interest expense decreased 46% in fiscal 1995 as compared to fiscal 1994 due to the decrease in outstanding bank indebtedness between the years. Interest income increased in fiscal 1995 compared to fiscal 1994 due to higher average cash balances during fiscal 1995.

     Other income (expense), net (which includes real estate costs of $0.8 million and $2.1 million in fiscal 1995 and 1994, respectively) decreased approximately $1.4 million in fiscal 1995 as compared to fiscal 1994 primarily due to $1.1 million of reduced site restoration costs in the current year.
Also included in fiscal 1995 is approximately $0.3 million in income attributable to an expired option on the sale of one of the Company's properties located in Missouri.

     Income taxes decreased by approximately $0.4 million in fiscal 1995 compared to fiscal 1994 primarily due to decreased tax liabilities at the corporate joint operations. The fiscal 1994 income tax provision included the Company's share of taxes related to the sale of Prolerized Chicago Corp.'s assets.

FISCAL 1994 COMPARED TO FISCAL 1993

     Consolidated net sales in fiscal 1994 of $43.7 million were 32% lower than consolidated net sales of $63.8 million in fiscal 1993. Consolidated cost of sales in fiscal 1994 of $40.8 million were 35% lower than consolidated cost of sales of $63.2 million in fiscal 1993. The decreases in both consolidated net sales and cost of sales were principally due to the sale of the Company's Houston plant in July, 1992. See Note 5 to the consolidated financial statements. The Company recorded net sales of $24.4 million and cost of sales of $22.6 million attributable to the Houston plant in fiscal 1993. In fiscal 1994, the Company recorded net sales of $21.0 million and $8.1 million attributable to its Kansas City and Vinton plants, respectively.

     Excluding the Houston plant from fiscal 1993 results, the following table highlights the more significant operating statistics and percentage changes between fiscal years 1994 and 1993 of the remaining Company-operated plants (dollars in thousands):


                              FOR THE YEARS ENDED JANUARY 31,
                              -------------------------------
                                1994      1993      %CHANGE
                              --------  --------  -----------

Sales volumes (gross tons)..   324,600   294,100        10%
Net sales...................  $ 43,706  $ 39,394        11%
Cost of sales...............  $ 40,805  $ 40,593         1%
Gross profit (loss).........  $  2,901  $ (1,199)       --


     The overall improvement in profit margins in fiscal 1994 was due to price and volume increases. The average shredded scrap prices during fiscal 1994 were 20% higher as compared to average prices during fiscal 1993. The 10% increase in volumes during these comparative periods was primarily attributable to increased volumes at the Company's Kansas City and Vinton plants. The Company's Kansas City plant had lower sales volumes during fiscal 1993 due to the loss of a principal customer. The development of new customers during the latter half of fiscal 1993 and into fiscal 1994 resulted in an increase in volumes sold at that location during fiscal 1994. The increase in volumes sold at the Vinton plant was a result of increased emphasis in procurement activities and less plant downtime.

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

     Earnings from joint operations increased to $2.8 million compared to a fiscal 1993 loss of $5.7 million. The improvement was primarily a result of increased export sales prices and tonnages sold. The average sales price per ton of scrap was $118 in fiscal 1994 as compared to $98 in fiscal 1993. Tonnage shipped in fiscal 1994 increased 28% or by approximately 585,000 tons as compared to fiscal 1993. The average cost of sales per ton of scrap sold for the year ended January 31, 1994 was $113 compared to $99 for fiscal 1993. Cost of sales per ton would have been approximately $5 lower in fiscal 1994 using replacement cost. The Company's share of the joint operations' general and administrative expenses decreased by approximately $1.4 million primarily because of lower environmental remediation expense and lower legal and professional fees. Also included within earnings from joint operations was the Company's share of a $1.0 million gain recorded in October, 1993 resulting from the sale of assets of the Company's 50 percent-owned Prolerized Chicago Corporation joint operation. See Note 5 to the consolidated financial statements. As anticipated, fourth quarter fiscal 1994 tonnage shipped by the joint operations decreased from volumes shipped in the third quarter. These reduced volumes combined with higher inventory buying prices, higher repair and maintenance expenses and a litigation settlement resulted in a fourth quarter loss from joint operations of $1.2 million.

     Selling, general and administrative expenses of $4.4 million in fiscal 1994 decreased $3.1 million or 41% compared to fiscal 1993. The decrease was primarily attributable to the decrease in administrative personnel associated with the Company's Houston plant which was sold in July, 1992.

     Interest expense decreased 54% in fiscal 1994 compared to fiscal 1993 due to the decrease in outstanding bank indebtedness between the years. The Company's interest income in fiscal 1994 decreased 15% compared to fiscal 1993 due to the reduction in interest rates offset by higher cash balances.

     Other income (expense), net included $2.1 million and $0.5 million in real estate costs in fiscal 1994 and 1993, respectively. Included in such amount in fiscal 1994 are costs of approximately $1.1 million associated with the site restoration of leased and owned property. Fiscal 1993 other income (expense) included income of approximately $0.7 million attributable to the settlement of a lawsuit.

     Income taxes for fiscal 1994 increased $3.4 million in comparison to fiscal 1993 resulting in a provision for fiscal 1994 of $0.6 million. The change was principally the result of a $2.7 million decrease in the deferred tax benefit for fiscal 1994 primarily due to asset sales and a $0.7 million increase in taxes at the joint operations.

     Effective February 1, 1993, the Company changed its method of accounting for income taxes as more fully described in Note 6 to consolidated financial statements. The cumulative effect on prior years of this change decreased the fiscal 1994 net loss by $118,000.


ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

     The Company's operations are subject to environmental laws and regulations, and the Company is involved in ongoing proceedings and communications with regulatory authorities concerning environmental matters. It is possible that, as a result of these proceedings and communications, the Company may in the future incur additional costs to assure compliance with environmental laws and regulations, or it may be required to modify or curtail operations. In the past, the Company has incurred significant environmental costs in connection with the clean-up and handling of materials at sites operated by the Company. See Note 8 to the consolidated financial statements and Note 6 to the combined financial statements.

NEW ACCOUNTING STANDARDS

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 will be effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

INFLATION

     The effect of inflation on the Company has been less during the past several years than in preceding periods as the inflation rate in general has declined.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required under this item begins on page 30 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There is no matter required to be disclosed in response to this item.


                               P A R T     I I I

     In accordance with paragraph (3), of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended January 31, 1995, a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                P A R T     I V

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) & (2) - Financial Statements and Financial Statement Schedules:
                Reference is made to the index on page 30 of this Report.
          (3) - Exhibits: Reference is made to the list on pages 68 - 71 of the exhibits filed with this Report.

(b) No reports on Form 8-K have been filed during the quarter ended January 31, 1995

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                    PROLER INTERNATIONAL CORP.
                                                            (COMPANY)


May 1, 1995                                            /S/ HERMAN PROLER
                                                          HERMAN PROLER,
                                                      CHAIRMAN OF THE BOARD,
                                                      CHIEF EXECUTIVE OFFICER
                                                   (PRINCIPAL EXECUTIVE OFFICER)


May 1, 1995                                             /S/ MICHAEL F. LOY
                                                          MICHAEL F. LOY
                                                     VICE PRESIDENT - FINANCE
                                                     (PRINCIPAL FINANCIAL AND
                                                        ACCOUNTING OFFICER)


          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

May 1, 1995                                              /S/ HERMAN PROLER
                                                      HERMAN PROLER, DIRECTOR

May 1, 1995                                              /S/ HARVEY ALTER
                                                      HARVEY ALTER, DIRECTOR

May 1, 1995                                           /S/ STEVEN F. GILLILAND
                                                   STEVEN F. GILLILAND, DIRECTOR

May 1, 1995                                            /S/ RICHARD B. MAYOR
                                                    RICHARD B. MAYOR, DIRECTOR

May 1, 1995                                            /S/ JOHN J. MCKENNA
                                                    JOHN J. MCKENNA, DIRECTOR

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                  PAGE(S)
                                                                                  -------
PROLER INTERNATIONAL CORP. AND SUBSIDIARIES:

 Report of Independent Accountants.............................................     31

 Consolidated Financial Statements:

   Balance Sheets at January 31, 1995 and 1994.................................     32

   Statements of Operations for the three years ended January 31, 1995.........     33

   Statements of Stockholders' Equity for the three years ended January 31,
     1995......................................................................     34

   Statements of Cash Flows for the three years ended January 31, 1995.........     35

   Notes to Consolidated Financial Statements..................................  36-53

PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS:

 Reports of Independent Accountants............................................  54-56

 Combined Financial Statements:

   Balance Sheets at January 31, 1995 and 1994.................................     57

   Statements of Operations for the three years ended January 31, 1995.........     58

   Statements of Stockholders' and Partners' Equity for the three years ended
      January 31, 1995.........................................................     59

   Statements of Cash Flows for the three years ended January 31, 1995.........     60

   Notes to Combined Financial Statements......................................  61-67

The financial statement schedules have been omitted because they are not required, not applicable or the required information is presented in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Proler International Corp.

  We have audited the consolidated balance sheets of Proler International Corp. and subsidiaries as of January 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proler International Corp. and subsidiaries as of January 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.



                                                     COOPERS & LYBRAND L.L.P.



Houston, Texas
April 28, 1995

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 1995 AND 1994


                                                               1995         1994
                                                             --------     --------
                                                               (in thousands)
                            ASSETS
                           --------
Current assets:
  Cash and cash equivalents................................  $ 3,829        $ 7,307
  Accounts receivable, trade...............................    2,012          6,443
  Other receivables........................................      171            165
  Inventories..............................................    1,752          1,910
  Maintenance parts........................................      906          1,150
  Prepaid expenses.........................................      672            775
                                                             -------        -------
   Total current assets....................................    9,342         17,750
Investments in joint operations, at equity.................   34,776         26,273
Property, plant and equipment, net.........................   19,245         18,671
Other assets...............................................    2,076          3,889
                                                             -------        -------
       Total assets........................................  $65,439        $66,583
                                                             =======        =======


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable, trade..................................  $ 2,094        $ 2,267
  Accrued liabilities......................................    2,223          3,171
                                                             -------        -------
     Total current liabilities.............................    4,317          5,438
Deferred compensation......................................    2,642          2,989
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $1 per share; authorized
     15,000,000 shares; issued and outstanding, 5,351,460
     shares................................................    5,351          5,351
  Capital in excess of par value...........................      192            192
  Retained earnings........................................   59,025         58,731
                                                             -------        -------
                                                              64,568         64,274
     Less 637,302 and 640,500 shares of
      treasury stock, respectively, at cost................   (6,088)        (6,118)
                                                             -------        -------
     Total stockholders' equity............................   58,480         58,156
                                                             -------        -------
       Total liabilities and stockholders' equity..........  $65,439        $66,583
                                                             =======        =======

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1995


                                                     1995         1994          1993
                                                    -------     -------       --------
                                                    (in thousands except per share data)
Net sales.........................................  $18,610     $43,706       $ 63,842
Cost of sales.....................................   18,091      40,805         63,193
                                                    -------     -------       --------
    Gross profit..................................      519       2,901            649
Earnings (loss) from joint operations.............    2,974       2,768         (5,660)
Selling, general and administrative expense.......   (3,723)     (4,413)        (7,482)
Research and development expense..................   (1,690)       (637)          (247)
                                                    -------     -------       --------
    Operating income (loss).......................   (1,920)        619        (12,740)
                                                    -------     -------       --------
Gain on sale of assets, net.......................    2,894          --          1,560
                                                    -------     -------       --------
Other income (expense):
    Interest expense..............................     (453)       (835)        (1,810)
    Interest income...............................      293         162            191
    Other, net....................................     (350)     (1,758)            33
                                                    -------     -------       --------
                                                       (510)     (2,431)        (1,586)
                                                    -------     -------       --------
Income (loss) before income taxes and accounting
   change.........................................      464      (1,812)       (12,766)
Provision (benefit) for income taxes..............      161         568         (2,857)
                                                    -------     -------       --------
Income (loss) before accounting change............      303      (2,380)        (9,909)
Cumulative effect of change in accounting for
   income taxes...................................       --         118             --
                                                    -------     -------       --------
Net income (loss).................................  $   303     $(2,262)      $ (9,909)
                                                    =======     =======       ========


Weighted average shares outstanding...............    4,711       4,711          4,708
                                                    =======     =======       ========

Per share:
   Income (loss) before accounting change.........     $.06       $(.51)        $(2.10)
   Cumulative effect of change in
    accounting for income taxes...................       --         .03             --
                                                    -------     -------       --------
   Net income (loss)..............................     $.06       $(.48)        $(2.10)
                                                    =======     =======       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED JANUARY 31, 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                  CAPITAL
                                                 IN EXCESS
                                         COMMON   OF PAR    RETAINED   TREASURY   STOCKHOLDERS'
                                         STOCK    VALUE     EARNINGS     STOCK      EQUITY
                                         ------  ---------  --------   --------   ------------
Balance at January 31, 1992              $5,347      $178   $70,902     $(6,118)     $70,309
Net loss                                     --        --    (9,909)         --       (9,909)
Issued 4,080 shares under stock grant         4        14        --          --           18
                                         ------      ----   -------     -------      -------
Balance at January 31, 1993               5,351       192    60,993      (6,118)      60,418
Net loss                                     --        --    (2,262)         --       (2,262)
                                         ------      ----   -------     -------      -------
Balance at January 31, 1994               5,351       192    58,731      (6,118)      58,156
Net income                                   --        --       303          --          303
Issued 3,198 shares under incentive
 compensation plan                           --        --        (9)         30           21
                                         ------      ----   -------     -------      -------
Balance at January 31, 1995              $5,351      $192   $59,025     $(6,088)     $58,480
                                         ======      ====   =======     =======      =======


   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1995

                                                           1995      1994       1993
                                                         --------  ---------  ---------
                                                                 (In thousands)
Cash flows from operating activities:
 Net income (loss).....................................  $   303   $ (2,262)  $ (9,909)
 Adjustments to reconcile net income (loss) to cash:
  Depreciation.........................................      905        849      2,184
  Gain on sale of assets...............................   (2,894)        --     (1,560)
  Provision for bad debts..............................       40         --        192
  Earnings from joint operations and advances,
   net of distributions................................   (8,603)        --         --
  Deferred federal income taxes........................       --         --     (2,660)
  Cumulative effect of accounting change...............       --       (118)        --
  Other................................................     (511)        --         18
 Changes in assets and liabilities, net of effects of
    assets sold:
  (Increase) decrease in receivables...................    4,331     (1,667)     9,377
  (Increase) decrease in inventories and
    maintenance parts..................................     (107)       433      8,339
  Decrease in prepaid expenses and
    other assets.......................................      115         63        302
  Increase (decrease) in current liabilities...........   (1,121)     1,504     (3,873)
  Increase (decrease) in other liabilities.............     (347)      (340)        50
                                                         -------   --------   --------
  Net cash provided by (used in) operating activities..   (7,889)    (1,538)     2,460
                                                         -------   --------   --------
Cash flows from investing activities:
 Capital expenditures..................................   (3,859)    (2,628)    (2,626)
 Proceeds from sales of assets.........................    8,170        551      8,700
 Proceeds from sale of joint operation.................       --         --      3,828
 Distributions from joint operations, net of earnings
    (loss) and advances................................       --     12,883     13,831
 Dividends received from joint operations..............      100        982      3,501
                                                         -------   --------   --------
  Net cash provided by investing activities............    4,411     11,788     27,234
                                                         -------   --------   --------
Cash flows from financing activities:
  Bank repayments......................................       --    (10,000)   (25,000)
                                                         -------   --------   --------
    Net cash used in financing activities..............       --    (10,000)   (25,000)
                                                         -------   --------   --------
Net increase (decrease) in cash and cash equivalents...   (3,478)       250      4,694
Cash and cash equivalents at beginning of year.........    7,307      7,057      2,363
                                                         -------   --------   --------
Cash and cash equivalents at end of year...............  $ 3,829   $  7,307   $  7,057
                                                         =======   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Investments in Joint Operations

  The consolidated financial statements include the accounts of Proler International Corp. ("the Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts included in the prior year financial statements have been reclassified to be consistent with the current year presentation with no effect on net earnings (loss) or equity. Such reclassifications include real estate costs of approximately $1,560,000 and $540,000 for fiscal 1994 and 1993, respectively, which are presented as other expense in the Consolidated Statements of Operations.

  The consolidated financial statements also include, on the equity method, the Company's share of several joint operations with interests ranging from 33-1/3% to 50% (see Note 3). Included in the Company's consolidated retained earnings at January 31, 1995 and 1994 is approximately $29,770,000 and $28,857,000, respectively, relating to undistributed earnings of the joint operations.

 Inventories

  The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the others follow FIFO. Approximately 70% and 62% of the joint operations' combined inventory is accounted for using LIFO at January 31, 1995 and 1994, respectively. Such LIFO inventories are carried at $24,220,000 and $16,927,000 at January 31, 1995 and 1994, respectively, and the excess of replacement cost over LIFO value was approximately $19,092,000 and $21,187,000 at January 31, 1995 and 1994, respectively.

 Federal Income Taxes

  The Company and its wholly-owned subsidiaries file a consolidated federal income tax return which includes the Company's share of earnings or losses from unincorporated joint operations. The corporate joint operations file separate federal income tax returns. Investment tax credits are accounted for using the flow-through method.

  Certain of the joint operations are organized as partnerships and others as corporations. The Company's share of the earnings (loss) of all joint operations is included in the consolidated

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES statements of operations before income taxes and the provision (benefit) for income taxes includes amounts applicable to its share of earnings (loss) from joint operations.

  Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as more fully described in Note 6 to consolidated financial statements. Deferred federal income taxes are recorded based upon differences between the tax and financial reporting bases of the Company's assets and liabilities.


 Per Share Information

  Per share information has been computed based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of common shares outstanding for the years ended January 31, 1995, 1994 and 1993 does not include the effect of stock options as they were insignificant.

 Property, Plant and Equipment

  The Company primarily uses the straight-line method of providing depreciation over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives used in computing depreciation fall within the following ranges:


                                           YEARS
                                         ----------
     Machinery and equipment...........  3  to  15
     Automobiles, trucks and trailers..  3  to   5
     Buildings and yard improvements...  4  to  33
     Furniture and fixtures............  5  to  10


     When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

     Research and Development Expense

     Research and development costs are charged to expense as incurred.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

     Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash paid for income taxes and interest was approximately $29,000 and $178,000, $30,000 and $487,000, and $166,000 and
$1,791,000, in fiscal 1995, 1994 and 1993, respectively.

     Concentrations of Credit

     The Company sells its products primarily in North America and the joint operations sell their products primarily in the Far and Near East. The Company and the joint operations perform ongoing credit evaluations of their customers and require letters of credit on foreign sales. Reserves for potential credit losses are maintained and such losses have been within management's expectations.

     The Company invests its excess cash in deposits with major banks and in money market securities of companies from a variety of industries. These securities typically mature within ninety days. The Company has not experienced any losses on its money market investments.

     New Accounting Standards

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 will be effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

2.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

     The following are the details of certain balance sheet accounts (dollars in thousands):

                                                                      JANUARY 31,
                                                                 --------------------
                                                                   1995        1994
                                                                 --------   ---------
  Inventories

 Processed scrap............................................     $  1,057      $  1,089
 Unprocessed scrap and other................................          695           821
                                                                 --------      --------
                                                                 $  1,752      $  1,910
                                                                 ========      ========

 Property, Plant and Equipment, at cost

 Land.......................................................     $    633      $    791
 Machinery and equipment....................................       12,245        17,131
 Gasification demonstration plant...........................        3,661         3,594
 Buildings and yard improvements............................        5,163         6,479
 Furniture and fixtures.....................................          265           272
 Construction in progress...................................        3,441           121
 Assets held for sale.......................................        9,639         9,973
                                                                 --------      --------
                                                                   35,047        38,361
 Less accumulated depreciation..............................      (15,802)      (19,690)
                                                                 --------      --------
                                                                 $ 19,245      $ 18,671
                                                                 ========      ========


 Other Assets

 Cost in excess of net assets acquired......................     $     --      $  2,269
 Deferred compensation......................................          718           915
 Cash surrender value, less loans of $1,801 and $1,624  in
  1995 and 1994, respectively...............................        1,244           897
 Other......................................................          114           257
                                                                 --------      --------
                                                                    2,076         4,338
 Less accumulated amortization..............................           --          (449)
                                                                 --------      --------
                                                                 $  2,076      $  3,889
                                                                 ========      ========

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                      JANUARY 31,
                                                               ------------------------
                                                                  1995         1994
                                                               ----------   -----------
Accrued Liabilities

Payroll.....................................................     $    496      $    650
Deferred compensation, current portion......................          500           406
Insurance...................................................          589           314
Environmental and litigation................................          346         1,069
Other.......................................................          292           732
                                                                 --------      --------
                                                                 $  2,223      $  3,171
                                                                 ========      ========

3.  INVESTMENTS IN JOINT OPERATIONS

    The Company has historically conducted a significant portion of its business through joint operations. Certain of these joint operations are organized as partnerships and others as corporations. The agreements governing such operations generally provide that all decisions will be made unanimously by the partners/shareholders. In the more significant joint operations, the Company's partner is Hugo Neu Corporation (formerly Hugo Neu & Sons, Inc.) or one of its subsidiaries.

    The principal joint operations included in the summary of financial information and the Company's percentage interest owned are as follows:

             Hugo Neu-Proler Company................    50%
             Prolerized New England Company.........    50%
             Prolerized Chicago Corporation (a).....    50%
             HPNJ (b)...............................    50%
             HPI (b)................................    49%
             Prolerized Schiabo-Neu Company.........    331/3%

          ---------
          (a)  Sold in October, 1993
          (b)  See Note 5.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

     A summary of the financial position of the combined joint operations (100% basis) is as follows (dollars in thousands):

                                              JANUARY 31,
                                         ---------------------
                                            1995        1994
                                         -----------  --------

  Current assets, primarily inventory..    $50,740     $48,593
  Property, plant and equipment, net...     25,985      26,416
  Other................................        415         252
                                           -------     -------
                                           $77,140     $75,261
                                           =======     =======

  Current liabilities..................    $ 8,882     $ 9,708
  Other liabilities....................        436         639
  Stockholders' and partners' equity...     67,822      64,914
                                           -------     -------
                                           $77,140     $75,261
                                           =======     =======

  The Company's investment in the joint operations and its percentage interest in the above assets and liabilities as of January 31, 1995 and 1994 is set forth below (dollars in thousands):

                                                    JANUARY 31,
                                               --------------------
                                                 1995        1994
                                               ----------  --------

  Current assets, primarily inventory......     $23,889    $23,432
  Property, plant and equipment, net.......      11,402     11,626
  Other assets.............................         207        126
  Less:  Liabilities.......................      (4,349)    (4,948)
  Adjustment to conform reporting periods..       3,627     (3,963)
                                                -------    -------
  Net investment...........................     $34,776    $26,273
                                                =======    =======


  A summary of the results of operations of the combined joint operations is as follows (dollars in thousands):


  Combined 100% Basis:
                                     FOR THE YEARS ENDED JANUARY 31,
                                     -------------------------------
                                        1995      1994        1993
                                     ---------  ---------  ---------
Net sales..........................  $267,063    $307,455   $198,575
                                     ========    ========   ========
Gross profit (loss)................  $ 13,307    $ 13,095   $ (1,012)
                                     ========    ========   ========
Earnings (loss)....................  $  7,129    $  5,304   $(11,582)
                                     ========    ========   ========

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

 Company Percentage Interest:


                                     FOR THE YEARS ENDED JANUARY 31,
                                     -------------------------------
                                       1995        1994       1993
                                     --------    --------   --------
Net sales..........................  $124,103    $142,197   $ 92,419
                                     ========    ========   ========
Gross profit (loss)................  $  6,257    $  6,037   $   (337)
                                     ========    ========   ========
Earnings (loss)....................  $  2,974    $  2,768   $ (5,660)
                                     ========    ========   ========

4.  BANK DEBT

  In December 1994, the Company executed a second amended and restated credit agreement with a bank which provides for a $15 million revolving line of credit and up to $7 million of letters of credit. The agreement is collateralized by substantially all of the Company's assets, including its rights to cash distributions from certain joint operations. As of January 31, 1995, no borrowings were outstanding on the revolving line of credit and $6.2 million of letters of credit were outstanding.

  The revolving line of credit terminates on June 30, 1996. Amounts available under the agreement are computed in accordance with a borrowing base formula and are generally limited by values assigned to accounts receivable and inventory.
A commitment fee of 1/2 percent per annum is charged on the unused portion of the revolving line of credit. Borrowings under the line of credit facility bear interest at either the bank's prime rate or a Eurodollar rate, at the Company's option.

  Under the terms of the credit agreement, the Company must maintain, among other things, a minimum net worth of $52 million, specified ratios of current assets to current liabilities and specified levels of earnings before interest, taxes, depreciation and amortization as computed in accordance with the agreement. In addition, the Company is limited as to incurring additional indebtedness, incurring capital expenditures in excess of certain amounts, and paying cash dividends in excess of $2.5 million over a rolling four quarter period.


5.  SALES OF ASSETS

  In June, 1992, the Company sold its 255 shares of capital stock in Maru Shipping Company, Inc. ("Maru"), a 50% owned joint operation, to Hugo Neu Corporation, the other joint interest owner, for a purchase price of $3.8 million in cash. The purchase price, combined

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES with a $3.5 million cash dividend received in May, 1992, approximated the carrying cost of the Company's investment in Maru as of January 31, 1992.

  In July, 1992, the Company sold the assets associated with its ferrous and non-ferrous scrap processing plant located in Houston, Texas to an unrelated third party for $8.8 million and recorded a gain on sale of $1.6 million. The Company recorded net sales of $24.4 million attributable to operations at this plant in fiscal 1993 and a gross profit of $1.8 million.

  In October, 1993, substantially all of the assets of Prolerized Chicago Corporation, a 50%-owned joint operation, were sold to an unrelated third party for an aggregate consideration of approximately $2.4 million. The Company recognized a pre-tax gain of approximately $0.5 million attributable to its interest in this sales transaction. Such amount is included in earnings (loss) from joint operations. The Company's share of this joint operation's pre-tax earnings was $442,000 and $149,000 in fiscal 1994 and 1993, respectively.

  Effective February 28, 1994, Prolerized Steel Corporation, a wholly-owned subsidiary of the Company, sold the assets of its scrap metal processing facility located in Kansas City, Kansas to an unrelated third party for approximately $5.1 million. Also, on April 29, 1994, the assets of the Company's Vinton, Texas scrap processing facility were sold to an unrelated third party for approximately $2.6 million. The Company recorded gains on these two sales totaling $2.9 million. The Company reported net sales of $4.7 million, $29.1 million and $20.9 million and gross profit of $0.1 million, $0.6 million and $0.1 million attributable to the operations at the Kansas City and Vinton plants in fiscal 1995, 1994, and 1993, respectively.

  The Company is liquidating its investment in HPI and HPNJ and anticipates
completing such liquidation in the near future.   The Company's share of HPI's
and HPNJ's pre-tax loss was $2.3 million, $0.6 million and $2.0 million in fiscal 1995, 1994 and 1993, respectively.

6.  INCOME TAXES

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes" effective February 1, 1993 and the cumulative effect of this change was a decrease in net loss of $118,000 or $.03 per share for fiscal 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. This statement changed the criteria for the recognition and measurement of deferred tax assets or liabilities, including net operating loss carryforwards. The provision (benefit) for income taxes is comprised of the following (dollars in thousands):

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES


                                        FOR THE YEARS ENDED JANUARY 31,
                                        --------------------------------
                                          1995      1994        1993
                                        --------  ---------  -----------
Current:
 Federal..............................     $ 144      $ 291     $  (367)
 State................................        17        277         170
Deferred:
 Federal..............................        --         --      (2,660)
                                           -----      -----     -------
Provision (benefit) for income taxes..     $ 161      $ 568     $(2,857)
                                           =====      =====     =======


  The difference between the effective rates reflected in the provision (benefit) for income taxes and the amounts which would be determined by applying the statutory federal tax rate to earnings (loss) before income taxes are analyzed below (dollars in thousands):

                                                             FOR THE YEARS ENDED JANUARY 31,
                                                            ----------------------------------
                                                              1995        1994        1993
                                                            ---------  ----------  -----------

Provision (benefit) for income taxes at statutory rate....     $ 158      $ (616)     $(4,340)
Increases (reductions) resulting from:
   Effect of undistributed earnings of corporate joint
      operations..........................................       125        (167)         274
   Effect of liquidating distribution of corporate joint
      operations..........................................        18         258           --
   Federal income taxes of corporate joint operations
      and foreign sales corporations......................       157         357          (19)
   State income taxes, net................................        12         202          112
   Earnings of foreign sales corporations.................      (485)       (518)          (2)
   Goodwill recognized on sale of assets..................       604          --           --
   Net operating loss carryforward for financial
      reporting purposes not currently utilizable.........        --       1,039        1,107
   Net operating loss carryforward for financial
      reporting purposes currently utilizable.............      (449)         --           --
   Other, net.............................................        21          13           11
                                                               -----      ------      -------
Provision (benefit) for income taxes......................     $ 161      $  568      $(2,857)
                                                               =====      ======      =======

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

  Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to these deferred tax assets and liabilities at January 31, 1995 and 1994 are as follows (dollars in thousands):

                                        JANUARY 31,
                                    --------------------
                                      1995        1994
                                    --------    --------
Deferred tax assets:
 Deferred compensation              $  824       $   843
 Reserves not currently
  deductible for tax                   523           940
 Net operating loss and
  other tax carryforwards            6,267         6,720

 Other                                 264           226
                                    ------       -------
                                     7,878         8,729
                                    ------       -------


Deferred tax liabilities:
 Deferred gain on
  involuntary conversion
  of a property                        899           899
 Depreciation                        1,225         1,476
                                    ------       -------
                                     2,124         2,375
                                    ------       -------
Net deferred tax asset               5,754         6,354
Valuation allowance                 (5,754)       (6,354)
                                    ------       -------
                                    $   --       $    --
                                    ======       =======

  Deferred income taxes are provided for differences in the recognition of revenue and expenses for tax and financial statement purposes and their effect was as follows (dollars in thousands):


                                           FOR THE YEARS ENDED JANUARY 31,
                                           -------------------------------
                                             1995        1994       1993
                                           --------    --------   --------
Earnings (loss) and distributions from
 corporate joint operations...........      $   --       $   4    $   (71)
Depreciation..........................         251         (11)      (604)
Deferred compensation.................         (19)         22       (127)
Deferred gain on sale of
 Houston plant........................          --          --       (550)
Deferred income on sale of
 Maru Shipping Company, Inc...........          --          --     (1,156)
Accrued liabilities...................        (417)        329        519
Net operating loss carryforward for
financial reporting purposes
   utilized currently.................         147        (276)      (523)
Other, net............................          38         (68)      (148)
                                             -----      ------    -------
Provision (benefit) for deferred
federal income taxes..................      $   --      $   --    $(2,660)
                                            ======      ======    =======

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

    The Company has net operating loss carryforwards at January 31, 1995 for regular tax and alternative minimum tax reporting purposes which amounted to approximately $15.5 million and $8.1 million, respectively. The net operating loss carryforwards expire at various dates through 2010. The Company also has alternative minimum tax credit and investment tax credit carryforwards of approximately $0.8 million and $0.3 million, respectively, which expire at various dates.


7.  STOCKHOLDERS' EQUITY

     In June, 1975, the Company authorized 500,000 shares of $1 par value preferred stock of which 50,000 shares have been designated as Series A Junior Participating Preferred Stock. No shares have been issued under this authorization.

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

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

     Prior to acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock, the rights are redeemable for one cent per right at the option of the Board of Directors. In addition, the rights may be redeemed by stockholder action at one cent per right when certain procedures are complied with in connection with an acquisition proposal.

     1988 Stock Option Plan.   The Company has a stock option plan whereby key
employees may be granted options to purchase up to 280,000 shares of the Company's common stock at a price, determined by a committee of the Board of Directors, which cannot be less than 50% of the fair market value of the common stock on the date of grant. No options have been granted at less than 100% of the fair market value of the common stock on the date of the grant. At January 31, 1995, 94,844 options were exercisable and a total of 151,155 options remained available for grant under the plan. In February, 1995 options for 65,000 shares were granted to the president of the Company. A summary of activity relating to stock options is as follows:


                                                                STOCK OPTIONS
                                                                --------------

  Outstanding, January 31, 1992 ($13.00 to $23.00 per share)..      134,175
     Granted ($5.375 per share)...............................       12,000
     Exercised................................................           --
     Cancelled (1)............................................      (34,310)
                                                                    -------
  Outstanding, January 31, 1993 ($5.375 to $23.00 per share)..      111,865
     Granted ($8.00 to $10.875 per share).....................       53,000
     Exercised................................................           --
     Cancelled (1)............................................      (18,020)
                                                                    -------
  Outstanding, January 31, 1994 ($5.375 to $23.00 per share)..      146,845
     Granted..................................................           --
     Exercised................................................           --
     Cancelled (1)............................................      (18,000)
                                                                    -------
  Outstanding, January 31, 1995 ($5.375 to $23.00 per share)..      128,845
                                                                    =======

  (1) These cancelled options of former employees are available for reissuance under the stock option plan.

     1994 Non-Employee Director Stock Option Plan. The Company has a stock option plan whereby an aggregate of 30,000 shares of the Company's common stock may be granted to non-employee directors of the Company. The options are exercisable six months after the date of grant at an exercise price equivalent to the fair market value of the underlying common stock as

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES of the date of grant. In fiscal 1995 options for 6,000 shares were granted. At January 31, 1995, all of the options granted were exercisable at $8.375 per share.

     1993 Incentive Compensation Plan. The Company has a plan whereby key employees have the opportunity to earn annual bonus awards based on their achievement of performance goals approved by the Compensation Committee of the Board of Directors. Under the plan, a portion of each award (twenty-five percent for fiscal 1994 and none for 1995) may be payable in restricted shares of common stock. One-third of the shares of stock awarded vests each year on the anniversary of the last day of the fiscal year to which the award pertains. The issuance of the shares is contingent upon the employee remaining employed by the Company on each vesting date, subject to the exceptions provided in the Plan. Cash awards of $226,000 and $219,000 were awarded to seven employees in fiscal 1995 and fiscal 1994, respectively. In addition, 9,590 shares were awarded in fiscal 1994. The Company issued 3,198 shares from treasury stock on January 31, 1995 for payment of one-third of the fiscal 1994 stock award.

     Stock Grant Agreement.   The Company had a stock grant agreement with one
of its former officers. Through January 31, 1993, this officer received 20,400 shares of the Company's common stock, the total provided in the agreement.

8.  COMMITMENTS AND CONTINGENCIES

     Commitments.   As a joint venturer, the Company and one of its subsidiaries are jointly and severally liable for the liabilities of the Company's unincorporated joint operations.

     The joint operations lease certain tracts of real estate and improvements under cancelable and non-cancelable agreements. Total rent expense was approximately $2,600,000, $2,800,000, and $2,900,000 in 1995, 1994, and 1993,
respectively, related to these lease agreements. The Company and its joint operations' minimum rental commitments (100% basis) under non-cancelable leases as of January 31, 1995 are as follows (dollars in thousands):


      Year Ending
      January 31,
      ------------
         1996.........       $  706
         1997.........          724
         1998.........          746
         1999.........          637
         2000.........           62
                             ------
                             $2,875
                             ======

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

          Certain of these leases provide for additional rentals based on increases of the fair market value of the property leased and call for payment of property taxes by the lessee. In addition, most leases contain renewal clauses.

          The Company and its subsidiaries lease certain tracts of real estate under cancelable agreements. Total rent expense was approximately $172,000, $133,000, and $93,000 in fiscal 1995, 1994, and 1993 respectively.

          Contingencies.   Certain materials resulting from the Company's
operations must be handled consistent with federal and state environmental laws and regulations. Compliance with such laws and regulations were an area of concern to the Company as questions were being raised as to whether automobile shredder residue, ("ASR" or "fluff") contains excessive concentrations of certain heavy metals, polychlorinated biphenyls ("PCB's") and other contaminants. A 1988 United States Environmental Protection Agency ("EPA") study released in 1990 concerning potential contamination in ASR indicated that the potential risk depends on the constituent make up of the fluff and the management practices at the sites where the fluff is generated. Pending further study, the EPA recognized that shredding operations that are well managed and conducted in an environmentally sound manner provide valuable environmental benefits. The Company has successfully implemented source control programs to identify and to reduce the sources of lead and certain other heavy metals in ASR. To date, tests of ASR generated by the Company and its joint operations indicate that levels of PCB's, lead, cadmium, and other contaminants are generally within acceptable levels under EPA and state procedures. The Company continues to evaluate additional methods of further reducing contaminants in ASR. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past disposal practices would no longer be deemed acceptable by the EPA or state regulatory agencies, although it does not currently expect this result.

          Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the Port of Los Angeles (the "Port") are in the final stages of negotiating a renewal of HNP's lease, the original term of which expired on August 30, 1994. In December, 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.78 million ($4.89 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. The Port is developing an Environmental Impact Report in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next five-year

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES period. HNP has accrued approximately $0.4 million to cover the costs of anticipated remediation at this site.

          As reported earlier, the EPA contacted the Company in August 1989 regarding testing for possible contamination at a site in Tampa, Florida previously operated by MRI Corporation, a wholly-owned subsidiary of the Company. The Company and the EPA took split soil and groundwater samples from the site for analysis. The Company has learned that in late 1990, an EPA consultant issued a report recommending that further consideration be given to possibly ranking this site using the EPA's hazardous ranking package. Based on that recommendation, the EPA took additional samples at the site in 1992 and has taken no further action since that time. The Company had previously conducted extensive clean-up operations at the Tampa site when it was closed in 1988. The financial implications of the Company's current investigation or any agency action are uncertain at this time and the Company is continuing to evaluate whether any further corrective action is necessary or appropriate.

          MRI Corporation has been notified by the EPA that it may be a potentially responsible party ("PRP") with respect to three sites in Hillsborough County, Florida. In addition, in October 1992, Hillsborough County filed an action seeking contribution, response cost recovery, and damages from PRP's at one of these sites and named the Company, among others, as a defendant in this action. Based on information provided to the Company, management believes that MRI Corporation's involvement is de minimis and amounts ultimately payable, if any, will not have a material adverse effect on the Company's financial position or results of operations.

          The Company is also subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

9.  RELATED PARTY TRANSACTIONS

          Certain joint operations sell recycled metal overseas through foreign sales corporations. To facilitate these sales, two of the other joint operations' partners act as agents and are paid commission expenses which totaled approximately $1,377,000, $1,651,000, and $1,087,000 for the years ended January 31, 1995, 1994 and 1993, respectively, net to the Company.

          The Company received funds in excess of costs for various items sold to the joint operations which amounted to approximately $97,000, $308,000, and $106,000 for the years ended January 31, 1995, 1994 and 1993, respectively.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

          During 1995, 1994 and 1993, the Company recorded legal and professional fees of approximately $400,000, $459,000, and $1,263,000, respectively, for services rendered by firms of which two of the Company's directors have an ownership interest.

10.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

          The Company is engaged principally in the processing of ferrous and non-ferrous metals for recycling. Excluding the Company's share of the joint operations, sales to unaffiliated customers which exceeded 10% of total consolidated net sales were made to five, two and two customers in fiscal 1995, 1994 and 1993, respectively. Sales to these customers were: 1995 - 19%, 17%, 16%, 12% and 11%; 1994 - 15% and 27%; and 1993 -18% and 11% of total sales.

          The table below summarizes for the last three fiscal years the Company's export sales (including its share of the export sales of each joint operation in which it owns an interest) to customers by geographical area (dollars in thousands):

                            FOR THE YEARS ENDED JANUARY 31,
                            -------------------------------
                              1995       1994       1993
                            ---------  --------  ----------

  Far and Near East.......  $104,852   $122,086   $79,712
  Europe..................     3,450         --     1,854
  Canada..................     3,268      4,961       104
  Mexico..................     1,737         --       795
  South America...........     1,122      3,044     1,751
  Other Export Customers..        --      2,003       299
                            --------   --------   -------
  Total Export Sales......  $114,429   $132,094   $84,515
                            ========   ========   =======


11.  EMPLOYEE BENEFIT PLANS

  Tax Deferred Savings and Retirement Plan and Trust

  The Company has a Tax Deferred Savings and Retirement Plan and Trust (401K) Plan for the employees of the Company and its wholly-owned subsidiaries. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at an amount equal to 50% of each employee's contribution up to $1,000, 25% of each employee's contribution from $1,001 to $2,000 and 10% of each employee's contribution in excess of $2,000 up to the statutory limit. The Company contributed approximately $41,000,

                 PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

$55,000, and $51,000 to this plan for the years ended January 31, 1995, 1994, and 1993, respectively.

  Deferred Compensation Plans

  The Company has deferred compensation plans (the "Plans") covering selected key executives. The Company accrues the estimated present value of the future payments to be made to each of the plans' participants. The Plans exclude prior service, and benefits are equal to a percentage of each participant's annual salary.

  Net periodic deferred compensation costs for the years ended January 31, 1995, 1994 and 1993 included the following components (dollars in thousands):

                                                  FOR THE YEARS ENDED JANUARY 31,
                                                  -------------------------------
                                                    1995        1994       1993
                                                  ---------  ----------  --------

Service cost-benefits earned during the period..    $  47       $ 151     $ 147
Interest cost on projected benefit obligation...      213         221       212
Net amortization and deferral...................       95          95        95
                                                    -----       -----     -----
Net periodic deferred compensation costs........    $ 355       $ 467     $ 454
                                                    =====       =====     =====

          The unfunded obligations for plan benefits and the amount recognized in the Company's balance sheets at January 31, 1995 and 1994 are reconciled as follows (dollars in thousands):

                                                         1995     1994
                                                        -------  -------
Actuarial present value of benefit obligations:
  Projected benefit obligation........................  $3,142   $3,487
  Unrecognized prior service cost.....................    (580)    (653)
  Unrecognized net gain (loss)........................      12     (181)
  Unrecognized transition obligation..................    (150)    (173)
  Adjustment required to recognize minimum liability..     718      915
                                                        ------   ------
  Deferred compensation liability.....................  $3,142   $3,395
                                                        ======   ======

  The assumed discount rate used to compute the present value of benefit obligations was 8.0% and 6.5% for fiscal 1995 and 1994, respectively. The vested portion of the projected benefit obligation as of January 31, 1995 and 1994 was $2,938,000 and $3,304,000, respectively.

                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

12.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

  The following is a summary of quarterly financial results for fiscal 1995 and 1994 (dollars in thousands except per share data). Gross profit (loss) excludes research and development expense and real estate costs which have been reclassified as other expense.

                                                        THREE MONTHS ENDED
                                          ----------------------------------------------
                                          APRIL 30,  JULY 31,   OCTOBER 31,  JANUARY 31,
                                            1994       1994        1994         1995
                                          ---------  --------   -----------  -----------

Net sales...............................   $ 7,823     $3,581     $ 3,699      $3,507
                                           =======     ======     =======      ======
Gross profit (loss).....................   $   425     $  242     $  (161)     $   13
                                           =======     ======     =======      ======
Earnings (loss) from joint operations...   $  (995)    $1,646     $  (488)     $2,811
                                           =======     ======     =======      ======
Gain on sale of assets, net.............   $ 2,894     $  --      $   --       $   --
                                           =======     ======     =======      ======
Net income (loss).......................   $   424     $  145     $(2,647)     $2,381
                                           =======     ======     =======      ======
Net income (loss) per share.............   $   .09     $  .03     $  (.56)     $  .50
                                           =======     ======     =======      ======

                                                        THREE MONTHS ENDED
                                          ----------------------------------------------
                                          APRIL 30,  JULY 31,   OCTOBER 31,  JANUARY 31,
                                            1993       1993        1993         1994
                                          ---------  --------   -----------  -----------
Net sales...............................   $ 8,169    $10,031     $12,386      $13,120
                                           =======    =======     =======      =======
Gross profit............................   $   659    $   559     $   802      $   881
                                           =======    =======     =======      =======
Earnings (loss) from joint operations...   $   (94)   $ 1,172     $ 2,881      $(1,191)
                                           =======    =======     =======      =======
Income (loss) before accounting change..   $(1,258)   $    74     $ 2,104      $(3,300)
Cumulative effect of accounting change..       118         --          --           --
                                           -------    -------     -------      -------
Net income (loss).......................   $(1,140)   $    74     $ 2,104      $(3,300)
                                           =======    =======     =======      =======
Income (loss) before accounting
 change per share.......................   $  (.27)   $   .02     $   .45      $  (.71)
Cumulative effect of accounting change
 per share..............................       .03         --          --           --
                                           -------    -------     -------      -------
Net income (loss) per share.............   $  (.24)   $   .02     $   .45      $  (.71)
                                           =======    =======     =======      =======


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Proler International Corp.

     We have audited the combined balance sheets of Proler International Corp.'s Joint Operations as of January 31, 1995 and 1994, and the related combined statements of operations, stockholders' and partners' equity, and cash flows for each of the three years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain joint operations which statements reflect total assets of approximately 24% and 19% of the related combined assets as of January 31, 1995 and 1994, respectively, and net sales of approximately 21% , 22%, and 20% of the related combined total net sales for the years ended January 31, 1995, 1994 and 1993, respectively. Those statements were audited by another auditor whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint operations, is based solely upon the reports of the other auditor.

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

     In our opinion, based upon our audits and the reports of the other auditor, the financial statements referred to above present fairly, in all material respects, the combined financial position of Proler International Corp.'s Joint Operations as of January 31, 1995 and 1994, and the combined results of their operations and their cash flows for each of the three years in the period ended January 31, 1995, in conformity with generally accepted accounting principles.



                                 COOPERS & LYBRAND L.L.P.


Houston, Texas
April 28, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
 Prolerized Schiabo-Neu Company

     We have audited the accompanying consolidated balance sheets of the Prolerized Schiabo-Neu Company and its wholly-owned subsidiary, Prolerized Schiabo Neu Foreign Sales Corporation, as of December 31, 1994 and 1993, and the related consolidated statements of income, equity balances, and cash flows for each of the three years in the period ended December 31, 1994, (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Prolerized Schiabo-Neu Company and its wholly-owned subsidiary, Prolerized Schiabo Neu Foreign Sales Corporation as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                LA GUARDIA & PETRELLA, L.L.C.

March 22, 1995

Bridge Plaza Building
Fort Lee, New Jersey

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Dover Barge Company

     We have audited the accompanying balance sheets of Dover Barge Company as of January 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1995, (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Barge Company at January 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended January 31, 1995, in conformity with generally accepted accounting principles.



                                LA GUARDIA & PETRELLA, L.L.C.



February 21, 1995

Bridge Plaza Building
Fort Lee, New Jersey

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                            COMBINED BALANCE SHEETS
                           JANUARY 31, 1995 AND 1994


                                                                 1995        1994
                                                                -------  ------------
                 ASSETS                                           (in thousands)
                 ------
Current assets:
 Cash and cash equivalents....................................  $ 1,933       $ 2,164
 Accounts receivable:
   Trade......................................................    5,443         5,627
   Affiliates.................................................    5,683        12,512
   Other......................................................    1,991           304
 Inventories..................................................   34,623        27,196
 Prepaid expenses and other...................................    1,067           790
                                                                -------       -------
   Total current assets.......................................   50,740        48,593
Property, plant and equipment, net............................   25,985        26,416
Deferred charges and other assets.............................      415           252
                                                                -------       -------
    Total assets..............................................  $77,140       $75,261
                                                                =======       =======

                  LIABILITIES AND STOCKHOLDERS' AND PARTNERS' EQUITY
                  --------------------------------------------------

Current liabilities:
 Accounts payable:
  Trade.......................................................  $ 4,633       $ 4,774
  Affiliates..................................................       38           149
 Accrued liabilities..........................................    4,211         4,785
                                                                -------       -------
  Total current liabilities...................................    8,882         9,708
Other liabilities.............................................      436           639
Commitments and contingencies
Stockholders' and partners' equity............................   67,822        64,914
                                                                -------       -------
    Total liabilities and stockholders' and partners' equity..  $77,140       $75,261
                                                                =======       =======


     The accompanying notes are an integral part of the combined financial statements.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                       COMBINED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1995


                                                 1995       1994       1993
                                               ---------  ---------  ---------
                                                       (in thousands)

Net sales....................................  $267,063   $307,455   $198,575
Cost of sales................................   253,756    294,360    199,587
                                               --------   --------   --------
  Gross profit (loss)........................    13,307     13,095     (1,012)
Selling, general and administrative expense..     8,366      8,658     11,407
                                               --------   --------   --------
  Operating income (loss)....................     4,941      4,437    (12,419)
                                               --------   --------   --------
Gain on sale of assets, net..................        --      1,003         --
                                               --------   --------   --------
Other income (expense):
  Interest income............................        30         94         73
  Interest expense...........................      (280)       (84)       (35)
  Litigation settlement costs, net of
    insurance recoveries.....................        --     (1,400)        --
  Other, net.................................     2,438      1,254        799
                                               --------   --------   --------
     Total other.............................     2,188       (136)       837
                                               --------   --------   --------

       Earnings (loss).......................  $  7,129   $  5,304   $(11,582)
                                               ========   ========   ========

     The accompanying notes are an integral part of the combined financial statements.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
           COMBINED STATEMENTS OF STOCKHOLDERS' AND PARTNERS' EQUITY
                   FOR THE THREE YEARS ENDED JANUARY 31, 1995


                                            RETAINED
                                          EARNINGS AND
                                  COMMON  PARTNERSHIP
                                   STOCK    CAPITAL       TOTAL
                                  -------  ---------  -------------
                                           (in thousands)

Balances at January 31, 1992....   $ 422   $136,064       $136,486
Liquidation of joint operation..    (255)   (14,338)       (14,593)
Loss............................      --    (11,582)       (11,582)
Distributions, net of advances..      --    (11,772)       (11,772)
                                   -----   --------       --------
Balances at January 31, 1993....     167     98,372         98,539
Earnings........................      --      5,304          5,304
Distributions, net of advances..      --    (38,929)       (38,929)
                                   -----   --------       --------
Balances at January 31, 1994....     167     64,747         64,914
Earnings........................      --      7,129          7,129
Distributions, net of advances..      --     (4,221)        (4,221)
                                   -----   --------       --------
Balances at January 31, 1995....   $ 167   $ 67,655       $ 67,822
                                   =====   ========       ========

     The accompanying notes are an integral part of the combined financial statements.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                       COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1995

                                                        1995      1994       1993
                                                      --------  ---------  ---------
                                                              (in thousands)
Cash flows from operating activities:
   Earnings (loss)..................................  $ 7,129   $  5,304   $(11,582)
   Adjustments to reconcile earnings
     (loss) to cash:
        Depreciation................................    5,335      5,132      5,232
        Gain on sale of assets......................       --     (1,003)        --
        Litigation settlement costs.................       --      1,400         --
   Changes in assets and liabilities:
        (Increase) decrease in receivables..........    5,326     (6,846)     1,651
        (Increase) decrease in inventories..........   (7,427)    36,834     14,585
        (Increase) decrease in prepaid
          expenses and other assets.................     (440)       622      6,959
        Increase (decrease) in current liabilities..     (826)     1,708     (2,115)
        Increase (decrease) in other liabilities....     (203)       387        214
                                                      -------   --------   --------
   Net cash provided by operating activities........    8,894     43,538     14,944
                                                      -------   --------   --------
Cash flows from investing activities:
   Purchases and transfers of property,
      plant and equipment...........................   (5,588)    (4,123)    (3,731)
   Proceeds from sales of property, plant
      and equipment.................................      684      1,822      2,967
   Liquidation of joint operation...................       --         --    (14,593)
   Distributions, net of advances...................   (4,221)   (38,929)   (11,772)
                                                      -------   --------   --------
   Net cash used in investing activities............   (9,125)   (41,230)   (27,129)
                                                      -------   --------   --------
Cash flows from financing activities:
   Net affiliate borrowings (repayments)............       --     (2,100)     2,100
                                                      -------   --------   --------
   Net cash provided by (used in) financing
       activities...................................       --     (2,100)     2,100
                                                      -------   --------   --------
Net increase (decrease) in cash and
      cash equivalents..............................     (231)       208    (10,085)
Cash and cash equivalents at beginning of year......    2,164      1,956     12,041
                                                      -------   --------   --------
Cash and cash equivalents at end of year............  $ 1,933   $  2,164   $  1,956
                                                      =======   ========   ========


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

     Joint Operations

     The combined financial statements include all joint operations (collectively the "Company") of Proler as presented below. All significant balances and transactions between the combined joint operations have been eliminated in combination.

                                                                INTEREST OF
                                                                  PROLER
                                                    FORM OF    INTERNATIONAL
                                      COMMENCED    BUSINESS      CORP. AND             INTERESTS
          JOINT OPERATION             OPERATION  ORGANIZATION   SUBSIDIARIES           OF OTHERS
- ------------------------------------  ---------  -------------  -------------  --------------------------

Hugo Neu-Proler Company.............  1962        Partnership   50%            Hugo Neu Corporation
                                                                                 -50%
Prolerized Chicago Corporation (1)..  1963        Corporation   50%            M.S. Kaplan
                                                                                 Company-50%
Maru Shipping Company, Inc. (1).....  1964        Corporation   50%            Hugo Neu Corporation
                                                                                 -50%
Prolerized New England
 Company (3)........................  1966        Partnership   50%            Hugo Neu Steel
                                                                                 Products, Inc.-50%(2)
Prolerized Schiabo-Neu Company......  1967        Partnership   331/3%         Hugo Neu Corporation
                                                                                 -331/3%
                                                                               Schiavone-Bonomo
                                                                                 Corp.-331/3%
Dover Barge Company.................  1967        Corporation   331/3%         Hugo Neu Corporation
                                                                                 -331/3%
                                                                               Schiavone-Bonomo
                                                                                 Corp.-331/3%
Worcester Recycling, Inc. (3).......  1972        Corporation   50%            Hugo Neu Steel
                                                                                 Products, Inc.-50%(2)
Pacific Bulk Loading, Inc. .........  1972        Corporation   50%            Hugo Neu Corporation
                                                                                 -50%
H. Finkelman, Inc.(3)...............  1977        Corporation   50%            Hugo Neu Steel
                                                                                 Products, Inc.-50%(2)
Alameda Street Metal Corp. .........  1985        Corporation   50%            Hugo Neu Corporation
                                                                                 -50%
HPI (1).............................  1989        Partnership   49%            Hugo Neu Corporation
                                                                                 -49%
                                                                               Intercontinent Chartering
                                                                                 Corporation-2%
HPNJ (1)............................  1989        Partnership   50%            Hugo Neu Corporation
                                                                                 -50%

- ---------
(1) See Note 4 to the combined financial statements.
(2) A subsidiary of Hugo Neu Corporation.
(3) Proleride Transport Systems, Inc., a wholly-owned subsidiary of Proler International Corp., is the Partner in this venture.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS

  Amounts are included as of December 31, and the years then ended for all joint operations except for Dover Barge Company which is as of January 31, and for the years then ended.

  Approximately $31,149,000 and $30,236,000 of stockholders' and partners' equity at January 31, 1995 and 1994, respectively, and approximately $2,974,000, $2,768,000 and $(5,660,000) of earnings (loss) for the years ended January 31, 1995, 1994 and 1993, respectively, are attributable to Proler International Corp. and one of its subsidiaries based upon their ownership interest. The remaining equity and net earnings are attributable to the other owners and partners.

Inventories

  Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (LIFO) and the first-in, first-out (FIFO) methods, for the joint operations as follows (dollars in thousands):

                               JANUARY 31,
                          --------------------
                           1995         1994
                          -------      -------
  First-in, first out:
     Processed..........  $ 9,778      $ 9,134
     Unprocessed........      625        1,135
                          -------      -------
                           10,403       10,269
                          -------      -------
  Last-in, first out:
     Processed..........   23,010       15,766
     Unprocessed........    1,210        1,161
                          -------      -------
                           24,220       16,927
                          -------      -------
                          $34,623      $27,196
                          =======      =======

   The excess of replacement cost over LIFO value was approximately $19,092,000 and $21,187,000 at January 31, 1995 and 1994, respectively.

   Income Taxes

   Some of the joint operations are organized as partnerships and others as corporations. There is no provision for income taxes reflected in the combined statements of operations.

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS

 Property, Plant and Equipment

   Depreciation is computed using the straight-line method for the majority of the joint operations' assets. Lives used in computing depreciation fall within the following ranges:

                                              YEARS
                                            ---------
     Machinery and equipment..........      3  to  14
     Buildings and yard improvements..      4  to  25
     Furniture and fixtures...........      5  to  10


      When assets are retired or otherwise disposed, the costs and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in earnings (loss).

      Combined Statements of Cash Flows

      For the purposes of the Combined Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash paid for income taxes was approximately $478,000, $500,000 and $241,000 for fiscal 1995, 1994 and 1993, respectively.

      Concentrations of Credit

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

     New Accounting Standards

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS

Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 will be effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

2.      RELATED PARTY TRANSACTIONS

      Certain joint operations sell recycled metal overseas through foreign sales corporations. To facilitate these sales, two of the joint operations' partners other than Proler act as agents and are paid commissions of 1% of the gross contract sales price.

Commission expenses totaled approximately $2,933,000, $3,540,000, and $2,315,000 for the years ended January 31, 1995, 1994 and 1993, respectively.

3.      DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS (DOLLARS IN THOUSANDS)

                                                           JANUARY 31,
                                                 -------------------------------
                                                     1995               1994
                                                 -----------        ------------
 Property, Plant and Equipment, at cost

 Land....................................           $  5,065            $  5,065
 Machinery and equipment.................             63,630              62,262
 Buildings and yard improvements.........             20,950              19,852
 Furniture and fixtures..................              1,033               1,026
 Construction in process.................                222                 171
                                                    --------            --------
                                                      90,900              88,376
  Less accumulated depreciation..........            (64,915)            (61,960)
                                                    --------            --------
                                                    $ 25,985            $ 26,416
                                                    ========            ========

  Accrued Liabilities

 Environmental accruals..................           $    615            $    972
 Benefit plan contributions..............                670                 402
 Taxes...................................                792                 590
 Litigation settlement costs.............                400               1,400
 Salaries and wages......................                431                 147
 Other...................................              1,303               1,274
                                                    --------            --------
                                                    $  4,211            $  4,785
                                                    ========            ========


                PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS

4.    SALES OF ASSETS

    In June, 1992, Proler International Corp. sold its 255 shares of capital stock in Maru Shipping Company, Inc. ("Maru") to Hugo Neu Corporation, Maru's other 50% joint interest owner. The purchase price approximated Proler's net investment as of January 31, 1992.

    In October, 1993, substantially all of the assets of Prolerized Chicago Corporation were sold to an unrelated third party for an aggregate consideration of approximately $2.4 million. The sale resulted in a gain of approximately $1.0 million. Net sales were $5.3 million and $1.4 million and cost of sales were $5.2 million and $2.0 million in fiscal 1994 and 1993, respectively.

   Proler is liquidating its investment in HPI and HPNJ and anticipates completing such liquidation in the near future. Net sales were $33.2 million, $35.2 million and $20.0 million and cost of sales were $36.6 million, $35.5 million and $23.3 million in fiscal 1995, 1994 and 1993, respectively.

5.    EMPLOYEE BENEFIT PLANS

    Six of the joint operations of the Company have adopted the employee defined
contribution plan of Hugo Neu Corporation.   Contributions by the joint
operations to the trustee of the plan amounted to approximately $634,000, $639,000 and $571,000 for fiscal 1995, 1994 and 1993 respectively.

    In addition to the above plan, the processing and yard employees of several of the joint operations are covered under union-administered plans.

6.    COMMITMENTS AND CONTINGENCIES

    Commitments. The joint operations lease certain tracts of real estate and improvements under cancelable and non-cancelable agreements. Total rental expense was approximately $2,600,000, $2,800,000 and $2,900,000 in fiscal years 1995, 1994, and 1993, respectively. Minimum rental commitments under non-cancelable leases as of January 31, 1995 are as follows (dollars in thousands):

                PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS


   YEAR ENDING
   JANUARY 31,
   -----------
       1996..................       $  523
       1997..................          531
       1998..................          540
       1999..................          528
       2000..................           30
                                    ------
                                    $2,152
                                    ======


       Certain of these leases provide for additional rentals based on increases of the fair market value of the property leased and call for payment of property taxes by the lessee. In addition, most leases contain renewal clauses.

       Contingencies. Certain materials resulting from the Company's operations must be handled consistent with federal and state environmental laws and regulations. Compliance with such laws and regulations were an area of concern to the Company as questions were being raised as to whether automobile shredder residue, ("ASR" or "fluff") contains excessive concentrations of certain heavy metals, polychlorinated biphenyls ("PCB's") and other contaminants. A 1988 Environmental Protection Agency ("EPA") study released in 1990 concerning potential contamination in ASR indicated that the potential risk depends on the constituent make up of the fluff and the management practices at the sites where the fluff is generated. Pending further study, the EPA recognized that shredding operations that are well managed and conducted in an environmentally sound manner provide valuable environmental benefits. The Company has successfully implemented source control programs to identify and to reduce the sources of lead and certain other heavy metals in ASR. To date, tests of ASR generated by the Company indicate that levels of PCB's, lead, cadmium, and other contaminants are generally within acceptable levels under EPA and state procedures. The Company continues to evaluate additional methods of further reducing contaminants in ASR. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past disposal practices would no longer be deemed acceptable by the EPA or state regulatory agencies, although it does not currently expect this result.

       Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of Proler, and the Port of Los Angeles (the "Port") are in the final stages of negotiating a renewal of HNP's lease, the original term of which expired on August 30, 1994. In December, 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1995 and

                 PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS

1994 provided letters of credit totaling $9.78 million ($4.89 million each from Proler and HNP's other owner) to secure HNP's remediation obligations under the lease. The Port is developing an Environmental Impact Report in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next five-year period. HNP has accrued approximately $0.4 million to cover the costs of anticipated remediation at this site.

       The Company is also subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.


7.     SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

       The Company is principally engaged in the processing of ferrous and non-ferrous metals for recycling. Sales to unaffiliated customers which exceeded 10% of total consolidated net sales were made to two customers in fiscal 1995 and two customers in fiscal 1994. Sales to these customers were: 12% and 11% in fiscal 1995 and 15% and 11% in fiscal 1994 of total sales.


       The table below summarizes the export sales to customers by geographic area (dollars in thousands).

                          FOR THE YEARS ENDED JANUARY 31,
                          -------------------------------
                             1995       1994      1993
                          ---------  ---------  ---------

Far and Near East.......  $223,157    $263,661   $170,925
Europe..................     7,335          --      3,709
Canada..................     6,535      10,009        220
Mexico..................     5,212          --      1,590
South America...........     2,441       6,572      3,502
Other Export Customers..        --       4,005        598
                          --------    --------   --------
  Total Export Sales....  $244,680    $284,247   $180,544
                          ========    ========   ========

                               INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION
- --------------             -----------

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

     10.2 Amendments to Joint Venture Agreement dated January 5, 1962. (Filed as Exhibit 13.1(a) to the Company's Registration Statement No. 2-40782 and incorporated herein by reference.)

     10.3 Joint Venture Agreement dated October 13, 1965, between Hugo Neu-Steel Products, Inc. and Proleride Transport Systems, Inc., related to Prolerized New England Company. (Filed as Exhibit
                13.15 to the Company's Registration Statement No. 2-24928 and incorporated herein by reference.)

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

                                 INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION
- --------------             -----------


                Company's Registration Statement No. 2-24928 and incorporated herein by reference.)

     10.7 Amendments to Joint Venture Agreement dated June 27, 1966. (Filed as Exhibit 13.4(a) to the Company's Registration Statement No. 2-40782 and incorporated herein by reference.)

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

     10.13 Proler International Corp. Deferred Compensation Agreement for Herman Proler dated December 22, 1987, as amended December 21, 1989. (Filed as Exhibit X.19 to the Company's Form 10-K for the fiscal year ended January 31, 1990 and incorporated herein by reference.)*

                                 INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION
- --------------             -----------

     10.14 Proler International Corp. Executive Deferred Compensation Plan dated December 31, 1989. (Filed as Exhibit X.20 to the Company's Form 10-K for the fiscal year ended January 31, 1990 and incorporated herein by reference.)*

     10.15 HPI Joint Venture Agreement between Hugo Neu & Sons Inc., the Company and Intercontinent Chartering Corporation dated May 25, 1989 (Filed as Exhibit X.21 to the Company's Form 10-K for the fiscal year ended January 31, 1991 and incorporated herein by reference.)

     10.16 HPNJ Joint Venture Agreement between Hugo Neu & Sons Inc. and the Company dated May 25, 1989 (Filed as Exhibit X.22 to the Company's Form 10-K for the fiscal year ended January 31, 1991 and incorporated herein by reference.)

     10.17      Proler International Corp. 1988 Stock Option Agreement (Filed as
                Exhibit X.23 to the Company's Form 10-K for the fiscal year ended January 31, 1991 and incorporated herein by reference.)

     10.18 Amendment to the Proler International Corp. 1988 Stock Option Plan dated June 17, 1994. (Filed as Exhibit 10.25 to the Company's Form 10Q for the Quarter ended July 31, 1994 and incorporated herein by reference.)

     10.19 Second Amended and Restated Credit Agreement Among Proler International Corp., Prolerized Steel Corporation, Proleride Transport Systems, Inc., Proler Recycling, Inc. and Proler Environmental Services, Inc., and Texas Commerce Bank National Association, dated effective as of December 20, 1994.

     10.20 Security Agreement dated August 31, 1992 by and among the Company, Prolerized Steel Corporation, Proleride Transport Systems, Inc., Proler Environmental Services, Inc. and Texas Commerce Bank National Association. (Filed as Exhibit X.25 to the Company's Form 10-K for the fiscal year ended January 31, 1993 and incorporated herein by reference.)

     10.21 Proler International Corp. Deferred Compensation Agreement for Norman Bishop dated effective April 16, 1993. (Filed as Exhibit X to the Company's Form 10Q for the Quarter ended April 30, 1993 and incorporated herein by reference).*

                               INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION
- --------------             -----------


     10.22 Proler International Corp. 1993 Incentive Compensation Plan. (Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended January 31, 1994 and incorporated herein by reference.)

     10.23 Proler International Corp. Deferred Compensation Agreement for Steve Gilliland dated effective February 6, 1995.*

     21         Subsidiaries of Proler International Corp.

     23         Consents of Accountants

     27         Financial Data Schedule

- -------------------
* Indicates an agreement with management.