Form 10-Q
period 1995-04-30
PROLER INTERNATIONAL CORP
filed 1995-06-13
CIK 80693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended APRIL 30, 1995

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
                                 Yes [X] NO [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of June 9, 1995:

              COMMON                                    4,714,158
         (Title of Class)                    (Number of Shares Outstanding)

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Condensed Consolidated Balance Sheet at April 30, 1995 and
January 31, 1995.......................................................     1

Condensed Consolidated Statement of Operations for the three months
ended April 30, 1995 and 1994..........................................     2

Condensed Consolidated Statement of Cash Flows for the three months
ended April 30, 1995 and 1994..........................................     3

Notes to Condensed Consolidated Financial Statements...................     4

Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................     8

PART II.  OTHER INFORMATION............................................    13

SIGNATURE PAGE.........................................................    14

                                     PART I
                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                ASSETS                         APRIL 30, 1995  JANUARY 31, 1995
                ------                         --------------  ----------------
Current assets:
   Cash and cash equivalents.................     $  2,010         $  3,829
   Accounts receivable, net..................        2,154            2,183
   Inventories...............................        2,153            1,752
   Maintenance parts.........................          810              906
   Prepaid expenses..........................          469              672
                                                  --------         --------
        Total current assets ................        7,596            9,342
Investments in joint operations, at equity...       36,547           34,776
Property, plant and equipment, net...........       21,466           19,245
Other assets.................................        2,029            2,076
                                                  --------         --------
          Total assets.......................     $ 67,638         $ 65,439
                                                  ========         ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term bank borrowings................     $  2,000         $    -
   Accounts payable, trade...................        1,857            2,094
   Accrued liabilities.......................        2,229            2,223
                                                  --------         --------
        Total current liabilities............        6,086            4,317
Deferred compensation........................        2,598            2,642
Contingencies
Stockholders' equity:
   Common stock..............................        5,351            5,351
   Capital in excess of par value............          192              192
   Retained earnings.........................       59,499           59,025
                                                  --------         --------
                                                    65,042           64,568
   Less treasury stock, at cost..............       (6,088)          (6,088)
                                                  --------         --------
        Total stockholders' equity...........       58,954           58,480
                                                  --------         --------
          Total liabilities and
             stockholders' equity............     $ 67,638         $ 65,439
                                                  ========         ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED APRIL 30,
                                                 -----------------------------
                                                     1995               1994
                                                 ----------          ---------
Net sales....................................    $    3,525          $   7,823
Cost of sales................................         3,343              7,328
                                                 ----------          ---------
   Gross profit..............................           182                495
Earnings (loss) from joint operations........         1,753               (995)
Selling, general and administrative expense..        (1,210)            (1,075)
Research and development expense ............          (253)              (372)
                                                 ----------          ---------
   Operating income (loss)...................           472             (1,947)
                                                 ----------          ---------
Gain on sale of assets, net..................          --                2,894
                                                 ----------          ---------
Other income (expense):
   Interest income...........................            48                 56
   Interest expense..........................           (50)              (180)
   Other, net................................            66               (349)
                                                 ----------          ---------
                                                         64               (473)
                                                 ----------          ---------
Income before income taxes...................           536                474
Provision for income taxes...................            62                 50
                                                 ----------          ---------
Net income...................................    $      474          $     424
                                                 ==========          =========
Weighted average shares outstanding..........         4,714              4,711
                                                 ==========          =========
Net income per share.........................    $     0.10          $    0.09
                                                 ==========          =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                     THREE MONTHS ENDED APRIL 30,
                                                                                                   --------------------------------
                                                                                                     1995                    1994
                                                                                                   --------                --------
Cash flows from operating activities:
  Net income .......................................................................               $    474                $    424
  Adjustments to reconcile net income to cash:
   Depreciation ....................................................................                    220                     302
   Gain on sale of assets ..........................................................                   --                    (2,894)
   (Earnings) loss from joint operations ...........................................                 (1,753)                    995
   Advances to joint operations, net of distributions and
     income taxes ..................................................................                    (18)                 (3,404)
   Changes in assets and liabilities, net of effects of assets sold:
     Decrease in accounts receivable ...............................................                     29                   4,112
     Increase in inventories and maintenance parts .................................                   (305)                   (234)
     Decrease in prepaid expenses ..................................................                    203                     120
     Decrease in other assets ......................................................                     47                      57
     Decrease in accounts payable, trade ...........................................                   (237)                   (265)
     Increase (decrease) in accrued liabilities ....................................                      6                  (1,338)
     Increase (decrease) in deferred compensation ..................................                    (44)                     55
                                                                                                   --------                --------
  Net cash used in operating activities ............................................                 (1,378)                 (2,070)
                                                                                                   --------                --------
Cash flows from investing activities:
  Purchases of property, plant and equipment .......................................                 (2,441)                   (324)
  Proceeds from asset sales ........................................................                   --                     7,670
                                                                                                   --------                --------
  Net cash provided by (used in) investing activities ..............................                 (2,441)                  7,346
                                                                                                   --------                --------
Cash flows from financing activities:
  Net bank borrowings ..............................................................                  2,000                    --
                                                                                                   --------                --------
  Net cash provided by financing activities ........................................                  2,000                    --
                                                                                                   --------                --------
Net increase (decrease) in cash and cash equivalents ...............................                 (1,819)                  5,276
Cash and cash equivalents, beginning of period .....................................                  3,829                   7,307
                                                                                                   --------                --------
Cash and cash equivalents, end of period ...........................................               $  2,010                $ 12,583
                                                                                                   ========                ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Proler International Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1995, included in the Company's 1995 Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The results for the three months ended April 30, 1995 are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform to current classifications.

NOTE 2: INVENTORIES

   The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of April 30, 1995 and January 31, 1995 inventories were comprised of the following:

                                               APRIL 30, 1995   JANUARY 31, 1995
                                               --------------   ----------------
                                                        (In Thousands)

Processed scrap..............................     $ 1,292           $ 1,057
Unprocessed scrap and other..................         861               695
                                                  -------           -------
                                                  $ 2,153           $ 1,752
                                                  =======           =======
NOTE 3: COMBINED JOINT OPERATIONS

   A condensed summary of the financial position of the combined joint operations (100% basis) is as follows:
                                               APRIL 30, 1995   JANUARY 31, 1995
                                               --------------   ----------------
                                                        (In Thousands)

   Current assets............................     $52,331           $50,740
   Property and other assets, net............      25,898            26,400
                                                  -------           -------
                                                  $78,229           $77,140
                                                  =======           =======
   Current liabilities.......................     $ 7,952           $ 8,882
   Other liabilities.........................         305               436
   Stockholders' and partners' equity........      69,972            67,822
                                                  -------           -------
                                                  $78,229           $77,140
                                                  =======           =======

     Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the other joint operations follow FIFO. Such LIFO inventories are carried at $22.0 million and $24.2 million at April 30, 1995 and January 31, 1995, respectively, and the excess of replacement cost over the LIFO value at those dates was approximately $20.5 and $19.1 million, respectively. The determination of inventory under the LIFO method can be made only at the end of the year when year-end quantities and costs are known. While management cannot currently estimate year-end LIFO inventory quantities and costs with certainty, the Company, based on current estimates, recorded additional costs of approximately $1.4 million ($0.7 million net to the Company's interest) during the quarter ended April 30, 1995 to reflect the expected year-end excess of replacement costs over LIFO values. This amount may be increased or decreased in subsequent fiscal 1996 quarters depending upon later estimates of year-end quantities and costs.

     The Company's investment in the joint operations and its percentage interest in their assets and liabilities as of April 30, 1995 and January 31, 1995 are set forth below:
                                               APRIL 30, 1995   JANUARY 31, 1995
                                               --------------   ----------------
                                                        (In Thousands)

   Current assets............................     $23,949           $23,889
   Property and other assets, net............      11,371            11,609
   Liabilities...............................      (3,711)           (4,349)
   Adjustment to conform reporting periods...       4,938             3,627
                                                  -------           -------
   Net investment............................     $36,547           $34,776
                                                  =======           =======

   A summary of the results of operations of the combined joint operations is as follows (in thousands):

   Combined 100% Basis:
                                                    THREE MONTHS ENDED APRIL 30,
                                                    ----------------------------
                                                      1995               1994
                                                    --------           --------

Net sales .................................         $ 78,628           $ 69,999
                                                    ========           ========
Gross profit (loss) .......................         $  6,066           $   (855)
                                                    ========           ========
Earnings (loss) ...........................         $  4,145           $ (2,299)
                                                    ========           ========
   Company Percentage Interest:
                                                    THREE MONTHS ENDED APRIL 30,
                                                    ----------------------------
                                                      1995               1994
                                                    --------           --------

Net sales..................................         $ 36,303           $ 33,141
                                                    ========           ========
Gross profit (loss)........................         $  2,652           $   (329)
                                                    ========           ========
Earnings (loss)............................         $  1,753           $   (995)
                                                    ========           ========

NOTE 4: ASSET SALES

   In February, 1994, Prolerized Steel Corporation, a wholly-owned subsidiary of the Company, sold the assets of its scrap metal processing facility located in Kansas City, Kansas to an unrelated third party for approximately $5.1 million. Also, in April, 1994, the assets of the Company's Vinton, Texas scrap processing facility were sold to an unrelated third party for approximately $2.6 million. The Company recorded gains on these two sales totaling $2.9 million. During the three months ended April 30, 1994, the Company recorded net sales of $4.5 million and an operating loss of $0.1 million attributable to the operations at the Kansas City and Vinton plants.

NOTE 5: INCOME TAXES

   The provision for income taxes for the three months ended April 30, 1995 is for the Company's share of income taxes attributable to its corporate joint operations. The provision for federal income taxes otherwise payable by the Company was eliminated by the utilization of net operating loss carryforwards.

NOTE 6: BANK CREDIT FACILITIES

   As of April 30, 1995, $2.0 million in borrowings were outstanding under the Company's $15 million revolving line of credit and $6.2 million of letters of credit were outstanding under the $7 million letter of credit facility. Under the terms of the agreement with the bank, the Company is required to maintain, among other things, a minimum net worth and other specified financial covenants. In addition, the Company is limited as to the payment of cash dividends, incurring additional indebtedness and incurring capital expenditures in excess of certain amounts.

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

   Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the Port of Los Angeles are in the final stages of negotiating the renewal of HNP's lease, the original term of which expired on August 30, 1994. In December 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.78 million ($4.89 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. The Port is developing an Environmental Impact Report of HNP activities and site conditions in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next four-year period. In addition, HNP has accrued approximately $0.3 million as of April 30, 1995 to cover the costs of anticipated remediation at this site.

   As reported earlier, the EPA contacted the Company in August 1989 regarding testing for possible contamination at a site in Tampa, Florida previously operated by MRI Corporation, a wholly-owned subsidiary of the Company. The Company and the EPA took split soil and groundwater samples from the site for analysis. The Company has learned that in late 1990, an EPA consultant issued a report recommending that further consideration be given to the possibility of ranking this site using the EPA's hazardous ranking package. Based on that recommendation the EPA took additional samples at the site in 1992 and has taken no further action since that time. The Company had previously conducted extensive clean-up operations at the Tampa site when it was closed in 1988. The financial implications of the Company's current investigation or any agency action are uncertain at this time, and the Company is continuing to evaluate whether any further corrective action is necessary or appropriate.

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

NOTE 8: PER SHARE INFORMATION

   Per share calculations are based on the average number of common shares outstanding during the period. The per share calculations do not include the common equivalent shares attributable to the assumed exercise of outstanding stock options since the effect was not significant for the periods presented.

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company is primarily engaged, through its wholly-owned subsidiaries and 50% or less-owned joint operations, in buying, processing and selling ferrous and other scrap metals. The Company's principal scrap processing business is conducted through its joint operations, which primarily make export sales. The Company's wholly-owned subsidiary, Proler Recycling, Inc. ("Proler Recycling") owns and operates three plants which collectively sell precipitation iron, low residual steel, tin and other products in the domestic market. The Company's and its joint operations' business is characterized by cyclical fluctuations in profitability depending upon the availability and price of raw scrap, and the demand and prices for processed scrap by the domestic and foreign iron and steel industries and the nonferrous metals industries.

   The joint operations are structured so that the participants advance and withdraw funds equally, and policy decisions require the unanimous consent of the participants. As a result, the Company's control over the joint operations is limited and must be exercised in concert with its partners in those operations. The Company makes advances to the joint operations, on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives distributions from the joint operations, primarily from the sales proceeds of shipments. During the three months ended April 30, 1995, the Company's advances to joint operations exceeded distributions from joint operations by approximately $0.1 million.

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

   In implementing its business plan, during the past three years the Company has sold the assets of its domestic scrap facilities in Chicago, Houston, Kansas City and Vinton. With the sales of these operations, the Company's principal scrap processing business is conducted through its joint operations, with the Company's remaining revenues derived from the Proler Recycling plants. Proler Recycling is constructing new plant facilities in Coolidge, Arizona, which are designed to recover copper, tin and other metals and chemicals derived from the production process of electronic printed circuit boards, and has also begun the marketing of specialty chemicals to a variety of industries.

LIQUIDITY, FINANCING AND CAPITAL RESOURCES

   With the sale of its domestic scrap processing plants, the Company currently meets its working capital requirements principally from distributions from the joint operations and, to the extent necessary, borrowings under the credit facility described below. As of April 30, 1995, the Company had working capital of $1.5 million, a decline from the $5.0 million reported as of January 31, 1995. Between the same periods, the Company's share of combined working capital in the joint ventures increased from $23.4 million to $25.3 million. In the first quarter of fiscal 1996, Proler Recycling continued construction of its new plant facilities in Coolidge and incurred construction costs related thereto of $2.2 million.

   The Company is liquidating its interests in two joint operations, HPI and HPNJ, and anticipates that such liquidation will be completed in the near future. The Company would receive certain distributions upon completion of such liquidation. Also during fiscal 1996, the Company expects to receive proceeds from sales of certain real estate and other non-operating assets which are held for sale.

   The Company's credit agreement with a bank provides for a $15 million revolving line of credit and a $7 million letter of credit facility as more fully described in Note 6 to the condensed consolidated financial statements. The revolving line of credit and the letter of credit facilities terminate on June 30, 1996 and December 31, 1996, respectively. The Company's ability to borrow against assets of the joint operations may be limited by the Company's inability to grant a direct security interest in those assets to the bank and by certain limitations on the Company's ability to pledge its interests in the joint operations. As of April 30, 1995, $2.0 million in borrowings were outstanding under the revolving line of credit and $6.2 million of letters of credit were outstanding under the letter of credit facility, including $4.89 million issued in connection with a lease at a joint operation's Los Angeles facility.

   As noted in "General" above, the Company regularly makes advances to the joint operations and receives periodic distributions. The joint operations purchase inventory to maintain sources of supply, even in periods of lower demand and lower sales prices. Given these factors and the cyclical nature of the scrap markets, the Company's liquidity could be adversely affected if lower sales, coupled with continued inventory purchases, result in accumulation of excess inventories at the joint operations.

   The Company and its joint operations are engaged in ongoing proceedings and communications with regulatory authorities concerning environmental matters, and ongoing litigation regarding non-environmental matters. An adverse outcome in these legal proceedings, or any significant additional expenditures that may be required in order for the Company or its joint operations to operate in accordance with environmental laws and regulations, or to clean up sites now or formerly used by them, could affect the Company's financial position. In the past, the Company has incurred significant environmental costs in connection with the clean-up and handling of materials at sites operated by the Company. See Note 7 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

   The Company's consolidated financial statements included elsewhere herein present the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles. The following table presents a proforma condensed combined statement of operations of the Company assuming its proportionate share of the Joint Operations is combined with the Company. Management believes this presentation is informative of the Company's results of operations given that a significant portion of the Company's business is conducted through the joint operations.

               PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 30, 1995

                                                  PROPORTIONATE
                                                     SHARE OF       COMBINED
                                       COMPANY   JOINT OPERATIONS    COMPANY
                                      ---------  ----------------   ---------
                                                  (in thousands)

Net sales..........................   $   3,525     $  36,303       $  39,828
Cost of sales......................       3,343        33,651          36,994
                                      ---------     ---------       ---------
     Gross profit..................         182         2,652           2,834
Earnings from joint operations.....       1,753           -              -
Selling, general and administrative
     expense.......................      (1,210)         (972)         (2,182)
Research and development expense...        (253)           -             (253)
                                      ---------     ---------       ---------
    Operating income...............         472         1,680             399
Other income, net..................          64            73             137
                                      ---------     ---------       ---------
Income before income taxes.........         536         1,753             536
Provision for income taxes.........          62           -                62
                                      ---------     ---------       ---------
Net income ........................   $     474     $   1,753       $     474
                                      =========     =========       =========

      Consolidated net sales and cost of sales decreased 55% and 54%, respectively, during the quarter ended April 30, 1995 as compared to the prior year's quarter. These decreases were principally due to the sale of the Company's Kansas City and Vinton plants during the first quarter of fiscal 1995. The Company recorded net sales and cost of sales of $4.5 million and $4.6 million, respectively, for the three months ended April 30, 1994 attributable to these sold plants.

      Excluding the Kansas City and Vinton plants from the results of operations, the following table highlights the more significant operating statistics and percentage changes of the Proler Recycling plants (dollars in thousands):

                                                 THREE MONTHS
                                                ENDED APRIL 30,
                                             --------------------
                                               1995         1994      % CHANGE
                                             -------      -------     --------
Sales volumes (gross tons) ............       20,461       22,007        (7)%
Net sales .............................      $ 3,525      $ 3,342         5 %
Cost of sales .........................        3,343        2,767        21 %
                                             -------      -------
Gross profit ..........................      $   182      $   575
                                             =======      =======

   Proler Recycling's decrease in sales volumes and increases in both net sales and cost of sales is primarily related to its precipitation iron business. The decrease in tonnage sold was due to reduced demand by the copper mines. However, net sales prices increased approximately 18% which more than offset the lower volumes. Precipitation iron cost of sales increased approximately 14% due to higher raw material costs. Additionally, Proler Recycling's tin operations had higher costs of sales between the comparable quarters (approximate $0.3 million increase) due to higher repair costs.

   The results from joint operations improved significantly from a loss of $1.0 million in the first quarter of fiscal 1995 to earnings of $1.8 million in the first quarter of fiscal 1996. While the volume of sales increased only slightly (from 534,600 gross tons to 559,000 gross tons), increases in per ton sales prices combined with decreases in per ton cost of sales accounted for the majority of the improvement. The following table highlights the more significant per ton operating statistics and percentage changes between the first quarters of fiscal 1996 and 1995 on a 100% basis:

                                                  THREE MONTHS
                                                 ENDED APRIL 30,
                                               ------------------
   PER TON                                      1995        1994      % CHANGE
   -------                                     -------    -------     --------
Net sales....................................  $   141    $   131        8 %
Cost of sales................................  $   130    $   133       (2)%
Gross profit (loss)..........................  $    11    $    (2)

   Substantially all of the improvement in net sales per ton was caused by a significant increase in nonferrous sales prices in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. Cost of sales per ton decreased for the three months ended April 30, 1995, compared with the three months ended April 30, 1994 due to lower per ton production costs resulting from an increase in tonnage purchased and processed.

   General and administrative expenses in the first quarter of fiscal 1996 increased by 13% compared to the same period in fiscal 1995, primarily due to increases in personnel related costs.

   Research and development expense declined approximately 32% between the quarters presented due to reduced research activities at Proler Recycling. The focus of Proler Recycling during the latter half of fiscal 1995 to date has been on the completion of construction of its new recycling facility at the Coolidge location.

   Interest expense decreased 72% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. Included in fiscal year 1995 first quarter is approximately $0.1 million of interest costs associated with the payment of a tax dispute.

   Other income (expense), net (which includes real estate costs of $168,000 and $258,000 in the quarters ended April 30, 1995 and 1994, respectively) improved from a net expense of $349,000 in 1994 to income of $66,000 in 1995. The improvement in fiscal 1996 is primarily due to increased income from parts and equipment sales and reduced real estate costs.

                                     PART II

                                OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6(A) EXHIBITS.

   27 Financial Data Schedule

ITEM 6(B) IS NOT APPLICABLE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PROLER INTERNATIONAL CORP.
                            (Registrant)

Date:  June 12, 1995        /s/ HERMAN PROLER
                            Herman Proler
                            Chairman of the Board and Chief Executive Officer
                            (Principal Executive Officer)

Date:  June 12, 1995        /s/ MICHAEL F. LOY
                            Michael F. Loy
                            Vice President - Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)