Form 10-Q
period 1995-07-31
PROLER INTERNATIONAL CORP
filed 1995-09-14
CIK 80693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended JULY 31, 1995

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of September 8, 1995:

              COMMON                                   4,714,158
         (Title of Class)                   (Number of Shares Outstanding)

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Condensed Consolidated Balance Sheet at July 31, 1995 and
January 31, 1995.........................................................    1

Condensed Consolidated Statement of Operations for the three and
six months ended July 31, 1995 and 1994 .................................    2

Condensed Consolidated Statement of Cash Flows for the six months ended
July 31, 1995 and 1994 ..................................................    3

Notes to Condensed Consolidated Financial Statements ....................    4

Management's Discussion and Analysis of Financial Condition
and Results of Operations ...............................................    9

PART II.  OTHER INFORMATION .............................................   16

SIGNATURE PAGE ..........................................................   17

                                     PART I
                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                        ASSETS                                                                    JULY 31,1995      JANUARY 31, 1995
                                                                                                  ------------      ----------------
Current assets:
    Cash and cash equivalents ........................................................              $    499            $  3,829
    Accounts receivable, net .........................................................                 2,048               2,183
    Inventories ......................................................................                 2,741               1,752
    Maintenance parts ................................................................                   724                 906
    Prepaid expenses .................................................................                   545                 672
                                                                                                    --------            --------
            Total current assets .....................................................                 6,557               9,342
Investments in joint operations, at equity ...........................................                41,182              34,776
Property, plant and equipment, net ...................................................                20,547              19,245
Other assets .........................................................................                 4,421               2,076
                                                                                                    --------            --------
               Total assets ..........................................................              $ 72,707            $ 65,439
                                                                                                    ========            ========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................................................              $  1,610            $  2,094
    Accrued liabilities ..............................................................                 2,374               2,223
                                                                                                    --------            --------
            Total current liabilities ................................................                 3,984               4,317
Borrowings under revolving line of credit ............................................                 6,500                --
Deferred compensation and other ......................................................                 2,614               2,642
Contingencies
Stockholders' equity:
    Common stock .....................................................................                 5,351               5,351
    Capital in excess of par value ...................................................                   192                 192
    Retained earnings ................................................................                60,154              59,025
                                                                                                    --------            --------
                                                                                                      65,697              64,568
    Less treasury stock, at cost .....................................................                (6,088)             (6,088)
                                                                                                    --------            --------
            Total stockholders' equity ...............................................                59,609              58,480
                                                                                                    --------            --------
               Total liabilities and stockholders' equity ............................              $ 72,707            $ 65,439
                                                                                                    ========            ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED JULY 31,              SIX MONTHS ENDED JULY 31,
                                                     -------------------------------        -------------------------------
                                                         1995                1994               1995                1994
                                                     -----------         -----------        ------------         ----------
Net sales........................................    $     2,939         $     3,581        $      6,464         $   11,404
Cost of sales....................................          3,061               3,282               6,404             10,610
                                                     -----------         -----------        ------------           --------
   Gross profit (loss)...........................           (122)                299                  60                794
Earnings from joint operations...................          2,308               1,646               4,061                651
Selling, general and administrative
  expense........................................         (1,219)             (1,077)             (2,429)            (2,152)
Research and development expense.................           (264)               (415)               (517)              (787)
                                                     -----------         -----------        ------------         ----------
    Operating income (loss)......................            703                 453               1,175             (1,494)
                                                     -----------         -----------        ------------         ----------
Gain on sale of assets, net......................            318                --                   318              2,894
                                                     -----------         -----------        ------------         ----------
Other income (expense):
    Interest income..............................             15                  84                  63                140
    Interest expense.............................           (109)                (69)               (159)              (249)
    Other, net...................................           (179)               (225)               (113)              (574)
                                                     -----------         -----------        ------------         ----------
                                                            (273)               (210)               (209)              (683)
                                                     -----------         -----------        ------------         ----------
Income before income taxes.......................            748                 243               1,284                717
Provision for income taxes.......................             93                  98                 155                148
                                                     -----------         -----------        ------------         ----------
Net income.......................................    $       655         $       145        $      1,129         $      569
                                                     ===========         ===========        ============         ==========
Weighted average shares outstanding..............          4,714               4,711               4,714              4,711
                                                     ===========         ===========        ============         ==========
Net income per share.............................    $       .14         $       .03        $        .24         $      .12
                                                     ===========         ===========        ============         ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED JULY 31,
                                                                                -----------------------------------
                                                                                    1995                   1994
                                                                                -----------            ------------
Cash flows from operating activities:
  Net income...............................................................     $     1,129            $        569
  Adjustments to reconcile net income to cash:
     Depreciation..........................................................             457                     514
     Gain on sale of assets................................................            (318)                 (2,894)
     Earnings from joint operations........................................          (4,061)                   (651)
     Advances to joint operations, net of distributions and
        income taxes.......................................................          (2,345)                 (2,023)
     Other.................................................................            (144)                   --
     Changes in assets and liabilities, net of effect of assets sold:
       Decrease in accounts receivable.....................................             135                   4,823
       Increase in inventories and maintenance parts.......................            (807)                   (269)
       Decrease in prepaid expenses........................................             127                     413
       Decrease in other assets............................................             556                      71
       Decrease in accounts payable........................................            (484)                 (1,406)
       Increase (decrease) in accrued liabilities..........................             101                  (1,374)
       Decrease in deferred compensation and other.........................            (132)                    (25)
                                                                                -----------            ------------
  Net cash used in operating activities....................................          (5,786)                 (2,252)
                                                                                -----------            ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment...............................          (5,074)                   (683)
  Proceeds from asset sales................................................           1,030                   7,670
                                                                                -----------            ------------
  Net cash provided by (used in) investing activities......................          (4,044)                  6,987
                                                                                -----------            ------------
Cash flows from financing activities:
  Net bank borrowings......................................................           6,500                    --
                                                                                -----------            ------------
  Net cash provided by financing activities................................           6,500                    --
                                                                                -----------            ------------
Net increase (decrease) in cash and cash equivalents.......................          (3,330)                  4,735
Cash and cash equivalents, beginning of period.............................           3,829                   7,307
                                                                                -----------            ------------
Cash and cash equivalents, end of period...................................     $       499            $     12,042
                                                                                ===========            ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Proler International Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1995, included in the Company's 1995 Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The results for the three and six months periods included herein are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform to current classifications.

NOTE 2: INVENTORIES

    The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of July 31, 1995 and January 31, 1995 inventories were comprised of the following:

                                                                                  JULY 31, 1995       JANUARY 31, 1995
                                                                                  -------------       ----------------
                                                                                              (In Thousands)
    Processed scrap........................................................       $       1,609         $      1,057
    Unprocessed scrap and other............................................               1,132                  695
                                                                                  -------------         ------------
                                                                                  $       2,741         $      1,752
                                                                                  =============         ============

NOTE 3: COMBINED JOINT OPERATIONS

    A condensed summary of the financial position of the combined joint operations (100% basis) is as follows:

                                                                                   JULY 31, 1995       JANUARY 31, 1995
                                                                                   -------------       ----------------
                                                                                             (In Thousands)
    Current assets.........................................................        $     58,051          $     50,740
    Property and other assets, net.........................................              28,493                26,400
                                                                                   ------------          ------------
                                                                                   $     86,544          $     77,140
                                                                                   ============          ============
    Current liabilities....................................................        $      8,799          $      8,882
    Other liabilities......................................................                 500                   436
    Stockholders' and partners' equity.....................................              77,245                67,822
                                                                                   ------------          ------------
                                                                                   $     86,544          $     77,140
                                                                                   ============          ============

                                       4

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the other joint operations follow FIFO. Such LIFO inventories are carried at $24.2 million at both July 31, 1995 and January 31, 1995 and the excess of replacement cost over the LIFO value at those dates was approximately $22.7 million and $19.1 million. The determination of inventory under the LIFO method can be made only at the end of the year when ending quantities and costs are known. While management cannot currently estimate end of the year LIFO inventory quantities and costs with certainty, the Company, based on current estimates, recorded additional costs of approximately $2.2 million and $3.6 million ($1.1 million and $1.8 million net to the Company's interest) during the three and six months ended July 31, 1995 to reflect the expected year-end excess of replacement costs over LIFO values. This amount may be increased or decreased in subsequent fiscal 1996 quarters depending upon later estimates of year-end quantities and costs.

         The Company's investment in the joint operations and its percentage interest in their assets and liabilities as of July 31, 1995 and January 31, 1995 are set forth below:

                                                                                     JULY 31, 1995         JANUARY 31, 1995
                                                                                     -------------         ----------------
                                                                                              (In Thousands)
    Current assets.........................................................          $      26,356          $      23,889
    Property and other assets, net.........................................                 12,485                 11,609
    Liabilities............................................................                 (4,260)                (4,349)
    Adjustment to conform reporting periods................................                  6,601                  3,627
                                                                                     -------------          -------------
    Net investment.........................................................          $      41,182          $      34,776
                                                                                     =============          =============

    A summary of the results of operations of the combined joint operations is as follows (in thousands):

    Combined 100% Basis:

                                            THREE MONTHS ENDED JULY 31,                     SIX MONTHS ENDED JULY 31,
                                        -----------------------------------          ------------------------------------
                                             1995                  1994                   1995                   1994
                                        -------------         -------------          -------------          -------------
   Net sales..........................  $      93,536         $      76,056          $     172,164          $     146,055
                                        =============         =============          =============          =============
   Gross profit.......................  $       5,500         $       4,643          $      11,566          $       3,788
                                        =============         =============          =============          =============
   Earnings...........................  $       4,369         $       2,981          $       8,514          $         682
                                        =============         =============          =============          =============

    Company Percentage Interest:

                                            THREE MONTHS ENDED JULY 31,                     SIX MONTHS ENDED JULY 31,
                                        -----------------------------------          ------------------------------------
                                             1995                  1994                   1995                   1994
                                        -------------         -------------          -------------          -------------
   Net sales..........................  $      43,888         $      35,653          $      80,191          $      68,794
                                        =============         =============          =============          =============
   Gross profit.......................  $       2,561         $       2,430          $       5,213          $       2,101
                                        =============         =============          =============          =============
   Earnings...........................  $       2,308         $       1,646          $       4,061          $         651
                                        =============         =============          =============          =============

                                       5
NOTE 4: ASSET SALES

    In July, 1995, the Company sold a 65 acre tract of real estate in Houston to an unrelated third party for $5.23 million. The consideration included $1.03 million in cash and a $4.2 million promissory note bearing interest at a bank's prime rate. The note is payable in 66 monthly installments with the first six payments of interest only, the next 59 payments of $61,000 of principal and interest and a final payment of the remaining balance in January, 2001 (which payment would approximate $2.0 million at current interest rates). The gain on sale of $1.6 million is being accounted for using the installment method of accounting and, accordingly, a $0.3 million gain on sale was recorded during the quarter ended July 31, 1995 and $1.3 million of the gain was deferred. The note receivable, net of the deferred gain, is included in other assets in the accompanying balance sheet.

    In February, 1994, Prolerized Steel Corporation, a wholly-owned subsidiary of the Company, sold the assets of its scrap metal processing facility located in Kansas City, Kansas to an unrelated third party for approximately $5.1 million. Also, in April, 1994, the assets of the Company's Vinton, Texas scrap processing facility were sold to an unrelated third party for approximately $2.6 million. The Company recorded gains on these two sales totaling $2.9 million in the quarter ended April 30, 1994. The Company recorded net sales of $4.7 million and operating profit of $0.1 million attributable to the operations at the Kansas City and Vinton plants during the six months ended July 31, 1994.

NOTE 5: INCOME TAXES

    Approximately $64,000 and $126,000 of the provision for income taxes relates to the Company's share of income taxes attributable to its corporate joint operations for the three and six months ended July 31, 1995, respectively. The provision for the comparable 1994 periods related to its corporate joint operations. Most of the provision for federal income taxes otherwise payable in all periods presented was eliminated by the utilization of net operating loss carryforwards.

NOTE 6: BANK CREDIT FACILITIES

    As of July 31, 1995, borrowings of $6.5 million were outstanding under the Company's $15 million revolving line of credit and $6.2 million of letters of credit were outstanding under the $7 million letter of credit facility. Under the terms of the agreement with the bank, the Company is required to maintain, among other things, a minimum net worth and other specified financial covenants. In addition, the Company is limited as to the payment of cash dividends, incurring additional indebtedness and incurring capital expenditures in excess of certain amounts. In July, 1995, the agreement was amended to, among other things, provide for the termination of the revolving line of credit and the letter of credit facilities on December 31, 1996 and June 30, 1997, respectively.

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

    Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the Port of Los Angeles are in the final stages of negotiating the renewal of HNP's lease, the original term of which expired on August 30, 1994. In December 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.78 million ($4.89 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. In connection with the lease renewal, the Port has prepared and released for public comment an Environmental Impact Report ("EIR"). The comment period for the EIR has concluded and the Port is responding to the comments received. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next four-year period. In addition, HNP has accrued approximately $0.4 million as of July 31, 1995 to cover the costs of anticipated remediation at this site.

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

    MRI Corporation has been notified that it may be a potentially responsible party ("PRP") with respect to two sites in Hillsborough County, Florida. In addition, in October 1992, Hillsborough County filed an action seeking contribution, response cost recovery, and damages from PRP's at one of these sites and named the Company, among others, as a defendant in this action. Based on information provided to the Company, management believes that MRI Corporation's involvement is de minimis and amounts ultimately payable, if any, will not have a material adverse effect on the Company's financial position or results of operations.

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

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is primarily engaged, through its wholly-owned subsidiaries and its 50% or less-owned joint operations, in buying, processing for recycling and selling ferrous and other scrap metals. The Company's principal scrap processing business is conducted through its joint operations, which primarily make export sales. The Company's wholly-owned subsidiary, Proler Recycling, Inc. ("Proler Recycling") owns and operates three plants which collectively sell precipitation iron, low residual steel, tin and other products in the domestic market. The Company's and its joint operations' business is characterized by cyclical fluctuations in profitability depending on the availability and price of raw scrap and the demand and prices for processed scrap by the domestic and foreign iron and steel industries and the nonferrous metals industries.

    The joint operations are structured so that the participants advance and withdraw funds equally, and policy decisions require the unanimous consent of the participants. As a result, the Company's control over the joint operations is limited and must be exercised in concert with its partners in those operations. The Company makes advances to the joint operations, on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives distributions from the joint operations, primarily from the sales proceeds of shipments. During the first six months of fiscal 1996, the Company's advances to joint operations exceeded distributions from joint operations by $2.5 million.

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

    In implementing its business plan, during the past three years the Company has sold the assets of its domestic scrap facilities in Chicago, Houston, Kansas City and Vinton. As described in Note 4 to the financial statements, the Company also sold a 65 acre tract of real estate on the Houston ship channel in July, 1995. With the sales of the domestic steel scrap operations, the Company's principal scrap processing business is conducted through its joint operations, with the Company's remaining revenues derived from the Proler Recycling plants. Proler Recycling has substantially completed the construction of new plant facilities in Coolidge, Arizona, which are designed to recover copper, tin and other metals and chemicals derived from the production process of electronic printed circuit boards. It has also begun the marketing of specialty chemicals to a variety of industries.

LIQUIDITY, FINANCING AND CAPITAL RESOURCES

    The Company currently meets its working capital requirements principally from distributions from the joint operations and, to the extent necessary, borrowings under its revolving line of credit. As of July 31, 1995, the Company had working capital of $2.6 million, a decline from the $5.0 million reported as of January 31, 1995. Contributing to the decline was the Company's financing of the new plant facilities at Coolidge, Arizona amounting to approximately $4.8 million and net advances to the joint operations of $2.5 million, primarily for inventory purchases and operating costs. Between the same periods, the Company's share of combined working capital in the joint ventures increased from $23.4 million to $29.0 million.

    The Company's credit agreement with a bank provides for a $15 million revolving line of credit and a $7 million letter of credit facility as more fully described in Note 6 to the condensed consolidated financial statements. The revolving line of credit and the letter of credit facilities have been amended to terminate on December 31, 1996 and June 30, 1997, respectively. The Company's ability to borrow against assets of the joint operations may be limited by the Company's inability to grant a direct security interest in those assets to the bank and by certain limitations on the Company's ability to pledge its interests in the joint operations.

    As of July 31, 1995, borrowings of $6.5 million were outstanding under the revolving line of credit and $6.2 million of letters of credit were outstanding under the letter of credit facility, including $4.89 million in letters of credit issued in connection with a lease at a joint operation's Los Angeles facility. Subsequent to July 31, 1995, the Company has borrowed up to an additional $5.3 million under the revolver and has outstanding borrowings of $8.8 million as of September 13, 1995.

    As noted in "General" above, the Company regularly makes advances to the joint operations and receives periodic distributions primarily from the proceeds of shipments. Approximately sixty percent of the joint operations' current inventory is subject to outstanding sales orders. Currently, the export markets in which the joint operations sell are continuing to experience increased demand and higher sales prices (coupled with increased cost of inventory purchases, as discussed below). However, the joint operations purchase inventory to maintain sources of supply, even in periods of lower demand and lower sales prices. Given these factors and the cyclical nature of the scrap markets, the Company's liquidity could be adversely affected if lower sales, coupled with continued inventory purchases, result in accumulation of excess inventories at the joint operations.

    Proler Recycling has substantially completed construction of new plant facilities in Coolidge and incurred construction costs related thereto of $4.8 million in the first half of fiscal 1996. In addition, the Company's share of capital expenditures in the joint operations was $2.0 million in the first half of fiscal 1996. The Company has been negotiating a transfer of its interest in two joint operations, HPI and HPNJ, to its co-venturer, Hugo Neu Corporation, as an alternative to a complete termination of the venture itself. The Company is committed to liquidating its interest in this venture and will continue to pursue consummation of this transaction. The Company would receive certain distributions on completion of such liquidation. In July, 1995 the Company sold certain real estate, as discussed in Note 4, and has other real estate and non-operating assets for sale.

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

  The Company's consolidated balance sheet included elsewhere herein presents the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles. The following table presents a proforma condensed combined balance sheet of the Company assuming its proportionate share of the joint operations is combined with the Company. Management believes this presentation is informative of the Company's financial condition since the majority of the Company's underlying investment in its joint operations consists of net current assets.

                    PROFORMA CONDENSED COMBINED BALANCE SHEET
                               AS OF JULY 31, 1995

                                                                              PROPORTIONATE
                                                                                SHARE OF              COMBINED
                                                           COMPANY          JOINT OPERATIONS           COMPANY
                                                       --------------       ----------------       -------------
                                                                             (in thousands)
Current assets.....................................    $        6,557       $      32,957          $      39,514
Investments in joint operations....................            41,182                --                     --
Property and other assets, net.....................            24,968              12,485                 37,453
                                                       --------------       -------------          -------------
                                                       $       72,707       $      45,442          $      76,967
                                                       ==============       =============          =============
Current liabilities................................    $        3,984       $       4,010          $       7,994
Borrowings under revolving line of credit..........             6,500                --                    6,500
Other liabilities..................................             2,614                 250                  2,864
Stockholders' and partners' equity.................            59,609              41,182                 59,609
                                                       --------------       -------------          -------------
                                                       $       72,707       $      45,442          $      76,967
                                                       ==============       =============          =============

RESULTS OF OPERATIONS

         The Company's consolidated results of operations included elsewhere herein present the Company's share of the joint operations using the equity method of accounting in accordance with generally accepted accounting principles. The following table presents a proforma condensed combined statement of operations of the Company assuming its proportionate share of the joint operations is combined with the Company. Management believes this presentation is informative of the Company's results of operations given that a significant portion of the Company's business is conducted through the joint operations.

               PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 31, 1995

                                                                              PROPORTIONATE
                                                                                SHARE OF              COMBINED
                                                           COMPANY          JOINT OPERATIONS           COMPANY
                                                       --------------       ----------------       -------------
                                                                             (in thousands)
Net sales..........................................    $        6,464       $      80,191          $      86,655
Cost of sales......................................             6,404              74,978                 81,382
                                                       --------------       -------------          -------------
     Gross profit..................................                60               5,213                  5,273
Earnings from joint operations.....................             4,061                --                     --
Selling, general and administrative
     expense.......................................            (2,429)             (1,884)                (4,313)
Research and development expense...................              (517)               --                     (517)
                                                       --------------       -------------          -------------
    Operating income...............................             1,175               3,329                    443
Other income, net..................................               109                 732                    841
                                                       --------------       -------------          -------------
Income before income taxes.........................             1,284               4,061                  1,284
Provision for income taxes.........................               155                --                      155
                                                       --------------       -------------          -------------
Net income ........................................    $        1,129       $       4,061          $       1,129
                                                       ==============       =============          =============

         The Proler Recycling plants experienced a loss for the three months ended July 31, 1995 and had a small gross profit for the six months ended July 31, 1995. Comparable prior year gross profit of $299,000 and $794,000, respectively, include the operations of sold plants, although such plants operated at approximate breakeven results. Consolidated net sales and cost of sales decreased 43% and 40%, respectively, during the six months ended July 31, 1995 as compared to the six months ended July 31,

1994 principally due to the sale of the Company's Kansas City and Vinton plants during the first quarter of fiscal 1995. The Company recorded $4.7 million in net sales and $4.6 million in cost of sales attributable to these plants during the six months ended July 31, 1994.

         Excluding the sold plants from the results of operations, the following table highlights the more significant operating information of the Proler Recycling plants (dollars in thousands):

                                                           THREE MONTHS                        SIX MONTHS
                                                          ENDED JULY 31,                     ENDED JULY 31,
                                                    ----------------------------     ---------------------------
                                                       1995               1994         1995               1994
                                                    ----------        ----------     ----------        ---------
Sales volumes (gross tons) .................            17,453            27,291         37,914           49,298

Net sales...................................        $    2,939        $    3,395     $    6,464        $   6,737
Cost of sales...............................             3,061             3,189          6,404            5,956
                                                    ----------        ----------     ----------        ---------
Gross profit (loss).........................        $     (122)       $      206     $       60        $     781
                                                    ==========        ==========     ==========        =========

         The sales volume decrease in the second quarter is primarily attributable to reduced demand for precipitation iron by the copper mining customers and lower tin production and sales due to operational problems experienced at the Coolidge tin recovery unit. Sales price increases of 21% and 28% in the three and six month periods ended July 31, 1995, respectively, for precipitation iron substantially offset the effect of the reduced volumes sold. The decline in gross profit is primarily attributable to higher costs incurred in the tin recovery unit. Management has taken action to increase precipitation iron sales and to remedy operational problems in the tin recovery unit.

         Earnings from joint operations increased from $1.6 million and $0.7 million in the second quarter and first half of fiscal 1995 to $2.3 million and $4.1 million in the comparable periods of fiscal 1996. The fiscal 1995 second quarter included non-recurring income of $1.8 million attributable to the sale of inventory which had no cost basis and which substantially offset losses incurred in certain of the joint ventures.

The following table highlights the more significant per ton operating information for the joint operations:

                                                            THREE MONTHS                      SIX MONTHS
                                                            ENDED JULY 31,                   ENDED JULY 31,
                                                    ----------------------------      ----------------------------
                                                       1995              1994            1995              1994
                                                    ----------        ----------      ----------       -----------
Sales volumes (gross tons) .................           637,000           601,000       1,196,000         1,136,000

Net sales...................................        $      147        $      127     $       144       $       129
Cost of sales...............................               138               125(a)          134               128(a)
                                                    ----------        ----------      ----------       -----------
Gross profit................................        $        9        $        2     $        10       $         1
                                                    ==========        ==========     ===========       ===========

------------
         (a) Excludes the effect of tonnage sold with no cost basis

         Gross profit margins in the joint operations improved in the first half of fiscal 1996 for a combination of reasons. Nonferrous sales prices more than doubled this year contributing to over half the increase in gross profit between the first six months of fiscal 1995 and 1996, despite a 10% nonferrous sales volume decrease in 1996. Ferrous gross profits also more than doubled between the same periods. Increased foreign demand of ferrous scrap resulted in a 6% volume increase and an 8% sales price increase, which were partially offset by a 7% increase in cost of sales due to higher buying costs. The joint operations primarily make export sales but compete to buy scrap in the domestic market.

         Research and development expenses for the three and six months ended July 31, 1995 decreased 36% and 34% compared to the same periods in 1994 due mainly to reduced research activities at Proler Recycling. The focus of Proler Recycling during the latter half of fiscal 1995 to date has been on the completion of construction of its new recycling facilities at its Coolidge location.

         General and administrative expenses increased 13% for both the three and six months periods ended July 31, 1995 compared to the same periods in 1994 primarily due to increases in personnel related costs.

         Interest income declined 82% and 55% for the three and six months ended July 31, 1995 compared to the same periods of 1994 due to a decline in average cash balances. Interest expense increased in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 due to an increase in outstanding bank borrowings. The comparable six month periods presented show a decline in interest expense in fiscal 1996 which is a result of approximately $0.1 million of interest costs associated with the payment of a tax dispute being incurred in the first quarter of fiscal 1995.

         Other expense, net (which includes real estate costs of $198,000 and $366,000 for the three and six months ended July 31, 1995, respectively and costs of $253,000 and $511,000 for the comparable 1994 periods) decreased 20% and 80% compared to the same periods in 1994 primarily due to increased income from parts and equipment sales and lower real estate costs.

                                       15

                                     PART II

                                OTHER INFORMATION

ITEMS 1 THROUGH 3 ARE NOT APPLICABLE.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         The Company's annual meeting of shareholders was held on June 20, 1995. At the annual meeting, shareholders voted in favor of the election of Steven F. Gilliland and Richard B. Mayor as directors of the Company. The total number of shares entitled to vote at the annual meeting was 4,714,158 of which 3,905,429 shares were present in person or by proxy.

         Mr. Gilliland was elected as a director by a vote of 3,670,996 shares, with 234,433 shares withholding authority to vote. Mr. Mayor was elected by a vote of 3,668,796 shares, with 236,633 shares withholding authority to vote.

         In addition to Mr. Gilliland and Mr. Mayor who were elected at the meeting, Herman Proler, John McKenna, and Harvey Alter continued as directors of the Company after the meeting.

ITEM 5 IS NOT APPLICABLE.

ITEM 6(A) EXHIBITS:

10     Amendment to Second Amended and Restated Credit Agreement

27.1   Financial Data Schedule as of July 31, 1995 and for the period then ended

27.2 Amended Financial Data Schedule as of July 31, 1994 and for the period then ended

ITEM 6(B) IS NOT APPLICABLE.
                                       16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PROLER INTERNATIONAL CORP.
                            (Registrant)

Date:  SEPTEMBER 13, 1995   /s/ HERMAN PROLER
                            Herman Proler
                            Chairman of the Board
                            (Principal Executive Officer)

Date:  SEPTEMBER 13, 1995   /s/ MICHAEL F. LOY
                            Michael F. Loy
                            Vice President - Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)