Form 10-Q
period 1995-10-31
PROLER INTERNATIONAL CORP
filed 1995-12-15
CIK 80693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended OCTOBER 31, 1995

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of December 12, 1995:


            COMMON                                       4,714,158
        (Title of Class)                      (Number of Shares Outstanding)

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                                        PAGE NO.
                                                                                                                        -------
Condensed Consolidated Balance Sheet at October 31, 1995 and January 31, 1995..........................................     1

Condensed Consolidated Statement of Operations for the three and nine months
ended October 31, 1995 and 1994........................................................................................     2

Condensed Consolidated Statement of Cash Flows for the nine months ended
October 31, 1995 and 1994..............................................................................................     3

Notes to Condensed Consolidated Financial Statements...................................................................     4

Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................................................................     9

PART II.  OTHER INFORMATION............................................................................................    17

SIGNATURE PAGE.........................................................................................................    18

                                     PART I
                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (IN THOUSANDS)



     ASSETS                                OCTOBER 31,1995  JANUARY 31, 1995
     ------                                ---------------  ----------------
Current assets:
    Cash and cash equivalents ..............   $  1,782        $  3,829
    Accounts receivable, net ...............      2,250           2,183
    Inventories ............................      2,653           1,752
    Maintenance parts ......................        708             906
    Prepaid expenses .......................        725             672
                                               --------        --------
            Total current assets ...........      8,118           9,342
Investments in joint operations, at equity .     32,849          34,776
Property, plant and equipment, net .........     21,582          19,245
Other assets ...............................      4,601           2,076
                                               --------        --------
               Total assets ................   $ 67,150        $ 65,439
                                               ========        ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable .......................   $  1,977        $  2,094
    Accrued liabilities ....................      2,280           2,223
                                               --------        --------
            Total current liabilities ......      4,257           4,317
Deferred compensation and other ............      2,577           2,642
Contingencies
Stockholders' equity:
    Common stock ...........................      5,351           5,351
    Capital in excess of par value .........        192             192
    Retained earnings ......................     60,861          59,025
                                               --------        --------
                                                 66,404          64,568
    Less treasury stock, at cost ...........     (6,088)         (6,088)
                                               --------        --------
            Total stockholders' equity .....     60,316          58,480
                                               --------        --------
               Total liabilities and
                 stockholders' equity ......   $ 67,150        $ 65,439
                                               ========        ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED OCTOBER 31,    NINE MONTHS ENDED OCTOBER 31,
                                             ------------------------------    -----------------------------
                                                 1995               1994            1995               1994
                                               --------           --------        --------           -------
Net sales ................................      $ 3,970           $ 3,699        $ 10,434           $ 15,103
Cost of sales ............................        4,004             3,829          10,408             14,439
                                                -------           -------        --------           --------
   Gross profit (loss) ...................          (34)             (130)             26                664
Earnings (loss) from joint operations ....        2,167              (488)          6,228                163
Selling, general and administrative
  expense ................................       (1,098)           (1,175)         (3,527)            (3,327)
Research and development expense .........         (327)             (554)           (844)            (1,341)
                                                -------           -------        --------           --------
    Operating income (loss) ..............          708            (2,347)          1,883             (3,841)
                                                -------           -------        --------           --------

Gain on sale of assets, net ..............         --                --               318              2,894
                                                -------           -------        --------           --------

Other income (expense):
    Interest income ......................           96               109             159                249
    Interest expense .....................         (161)             (154)           (320)              (403)
    Other, net ...........................          111              (186)             (2)              (760)
                                                -------           -------        --------           --------
                                                     46              (231)           (163)              (914)
                                                -------           -------        --------           --------
Income (loss) before income taxes ........          754            (2,578)          2,038             (1,861)
Provision for income taxes ...............           47                69             202                217
                                                -------           -------        --------           --------
Net income (loss) ........................      $   707           $(2,647)       $  1,836           $ (2,078)
                                                =======           =======        ========           ========

Weighted average shares outstanding ......        4,714             4,711           4,714              4,711
                                                =======           =======        ========           ========

Net income (loss) per share ..............      $   .15           $  (.56)       $    .39           $   (.44)
                                                =======           =======        ========           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED OCTOBER 31,
                                                                     -----------------------------
                                                                         1995         1994
                                                                         ----         ----
Cash flows from operating activities:
  Net income (loss) .................................................   $ 1,836    $(2,078)
  Adjustments to reconcile net income (loss) to cash:
     Depreciation ...................................................       702        714
     Gain on sale of assets .........................................      (318)    (2,894)
     Earnings from joint operations .................................    (6,228)      (163)
     Distributions from (advances to) joint operations, net
        of income taxes .............................................     5,159     (6,880)
     Other ..........................................................      (196)      --
     Changes in assets and liabilities, net of effect of assets sold:
       (Increase) decrease in accounts receivable ...................       (67)     4,539
       (Increase) decrease in inventories and maintenance parts .....      (703)        12
       (Increase) decrease in prepaid expenses ......................       (53)        59
       Decrease in other assets .....................................       376        155
       Decrease in accounts payable .................................      (117)      (499)
       Decrease in accrued liabilities ..............................      (218)      (547)
       Decrease in deferred compensation and other ..................      (169)       (42)
                                                                        -------    -------
  Net cash provided by (used in) operating activities ...............         4     (7,624)
                                                                        -------    -------
Cash flows from investing activities:
  Purchases of property, plant and equipment, net ...................    (6,354)    (1,971)
  Proceeds from asset sales .........................................     4,303      7,670
                                                                        -------    -------
  Net cash provided by (used in) investing activities ...............    (2,051)     5,699
                                                                        -------    -------
Net decrease in cash and cash equivalents ...........................    (2,047)    (1,925)
Cash and cash equivalents, beginning of period ......................     3,829      7,307
                                                                        -------    -------
Cash and cash equivalents, end of period ............................   $ 1,782    $ 5,382
                                                                        =======    =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:           BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Proler International Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1995, included in the Company's 1995 Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The results for the three and nine month periods included herein are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform to current classifications.

NOTE 2:           INVENTORIES

    The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of October 31, 1995 and January 31, 1995 inventories were comprised of the following:

                                        OCTOBER 31, 1995        JANUARY 31, 1995
                                        ----------------        ----------------
                                                      (In Thousands)

    Processed scrap...................       $   1,785               $  1,057
    Unprocessed scrap and other.......             868                    695
                                             ---------               --------
                                             $   2,653               $  1,752
                                             =========               ========

NOTE 3:           COMBINED JOINT OPERATIONS

    A condensed summary of the financial position of the combined joint operations (100% basis) is as follows:
                                        OCTOBER 31, 1995     JANUARY 31, 1995
                                        ----------------     ----------------
                                                   (In Thousands)

    Current assets......................    $  50,789           $  50,740
    Property and other assets, net......       28,508              26,400
                                            ---------           ---------
                                            $  79,297           $  77,140
                                            =========           =========

    Current liabilities.................    $  10,330           $   8,882
    Other liabilities...................          456                 436
    Stockholders' and partners' equity..       68,511              67,822
                                            ---------           ---------
                                            $  79,297           $  77,140
                                            =========           =========

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

    Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the other joint operations follow FIFO. Such LIFO inventories are carried at $22.6 million and $24.2 million at October 31, 1995 and January 31, 1995 and the excess of replacement cost over the LIFO value at those dates was approximately $23.3 million and $19.1 million. The determination of inventory under the LIFO method can be made only at the end of the year when ending quantities and costs are known. While management cannot currently estimate end of the year LIFO inventory quantities and costs with certainty, the Company, based on current estimates, recorded additional costs of approximately $0.6 million and $4.2 million ($0.3 million and $2.1 million net to the Company's interest) during the three months and nine months ended October 31, 1995, respectively, to reflect the expected year-end excess of replacement costs over LIFO values. This amount will be increased or decreased in the fourth quarter when year-end quantities and costs are known.

    The Company's investment in the joint operations and its percentage interest in their assets and liabilities as of October 31, 1995 and January 31, 1995 are set forth below:

                                            OCTOBER 31, 1995   JANUARY 31, 1995
                                            ----------------   ----------------
                                                      (In Thousands)

Current assets .............................      $ 23,220       $ 23,889
Property and other assets, net .............        12,481         11,609
Liabilities ................................        (4,836)        (4,349)
Adjustment to conform reporting periods ....         1,984          3,627
                                                  --------       --------
Net investment .............................      $ 32,849       $ 34,776
                                                  ========       ========

A summary of the results of operations of the combined joint operations is as follows (in thousands):

Combined 100% Basis:
                 THREE MONTHS ENDED OCTOBER 31,  NINE MONTHS ENDED OCTOBER 31,
                 ------------------------------  -----------------------------
                       1995         1994             1995          1994
                    --------      --------         --------      --------

Net sales .......   $100,816      $ 53,674         $272,980      $199,729
                    ========      ========         ========      ========
Gross profit ....   $  6,405      $  1,135         $ 17,971      $  4,924
                    ========      ========         ========      ========
Earnings (loss) .   $  3,855      $   (144)        $ 12,369      $    538
                    ========      ========         ========      ========

Company Percentage Interest:
                  THREE MONTHS ENDED OCTOBER 31,  NINE MONTHS ENDED OCTOBER, 31,
                  ------------------------------  ------------------------------
                       1995         1994               1995         1994
                       ----         ----               ----         ----

Net sales ........   $42,549      $ 24,464           $114,967      $93,258
                     =======      ========           ========      =======
Gross profit .....   $ 3,249      $    302           $  8,610      $ 2,403
                     =======      ========           ========      =======
Earnings (loss) ..   $ 2,167      $   (488)          $  6,228      $   163
                     =======      ========           ========      =======

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 4:           ASSET SALES

    In October, 1995, the Company sold its interest in HPI and HPNJ, joint ventures engaged in a scrap metal processing business in Newark, New Jersey, operating under the name of Metro Metal Recycling, to Hugo Neu Corporation, a partner in the ventures. The Company received $3.3 million in cash from the sale of its interests and an additional $4.4 million in cash representing reimbursement of advances made to the joint ventures. The proceeds approximated the Company's net book value of its investments, and accordingly, no gain or loss was recognized. The Company's share of the pre-tax losses of these ventures was $0.7 million for the third quarter of fiscal 1995 and $0.1 million and $1.7 million for the nine months ended October 31, 1995 and 1994, respectively. The Company's share of HPI and HPNJ's results were essentially breakeven for the third quarter of fiscal 1996.

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

    In February, 1994, Prolerized Steel Corporation, a wholly-owned subsidiary of the Company, sold the assets of its scrap metal processing facility located in Kansas City, Kansas to an unrelated third party for approximately $5.1 million. Also, in April, 1994, the assets of the Company's Vinton, Texas scrap processing facility were sold to an unrelated third party for approximately $2.6 million. The Company recorded gains on these two sales totaling $2.9 million in the quarter ended April 30, 1994. The Company recorded net sales of $4.7 million and operating profit of $0.1 million attributable to the operations at the Kansas City and Vinton plants during the nine months ended October 31, 1994.


NOTE 5:           INCOME TAXES

    Approximately $65,000 and $191,000 of the provision for income taxes relates to the Company's share of income taxes attributable to its corporate joint operations for the three and nine months ended October 31, 1995, respectively. The provision for the comparable 1994 periods related to its corporate joint operations. Most of the provision for federal income taxes otherwise payable in all periods presented was eliminated by the utilization of net operating loss carryforwards. Such loss carryforwards at January 31, 1995 for regular tax and alternative minimum tax reporting purposes amounted to $15.5 million and $8.1 million, respectively.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6:           BANK CREDIT FACILITIES

    As of October 31, 1995, no borrowings were outstanding under the Company's $15 million revolving line of credit and $6.2 million of letters of credit were outstanding under the $7 million letter of credit facility. In December, 1995, the Company and the bank amended its existing credit facility to provide for a $23 million revolving line of credit and entered into a new credit agreement to provide for a $5 million line of credit and a $6.5 million letter of credit facility. The commitment level of the revolving line of credit reduces by certain amounts at specified dates in 1996 from a total of $23 million to $15 million on May 1, 1996, and the facility terminates on December 31, 1996. The $5 million line of credit terminates on January 31, 1996, and the $6.5 million letter of credit facility terminates June 30, 1997. Under the terms of the agreements with the bank, the Company is required to maintain, among other things, a minimum net worth and other specified financial covenants. In addition, the Company is limited as to the payment of cash dividends, incurring additional indebtedness and incurring capital expenditures in excess of certain amounts. As of December 12, 1995, the Company has outstanding borrowings under the $23 million revolving line of credit of $15.6 million.

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

    Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the Port of Los Angeles are in the final stages of negotiating the renewal of HNP's lease, the original term of which expired on August 30, 1994. In December 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.78 million ($4.89 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. In connection with the lease renewal, the Port has prepared and released for public comment an Environmental Impact Report ("EIR"). The comment period for the EIR has concluded and the Port is responding to the comments received. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next four-year period. In addition, HNP has accrued approximately $0.7 million as of October 31, 1995 to cover the costs of anticipated remediation at this site.

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

    MRI Corporation has been notified that it may be a potentially responsible party ("PRP") with respect to a site in Hillsborough County, Florida. In addition, in October 1992, Hillsborough County filed an action seeking contribution, response cost recovery, and damages from PRP's at this site and named the Company, among others, as a defendant in this action. Based on information provided to the Company, management believes that MRI Corporation's involvement is de minimis and amounts ultimately payable, if any, will not have a material adverse effect on the Company's financial position or results of operations.

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

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is engaged, through its wholly-owned subsidiaries and its 50% or less-owned joint operations, in buying, processing for recycling and selling ferrous and other scrap metals. The Company's principal scrap processing business is conducted through its joint operations, which primarily make export sales. The Company's wholly-owned subsidiary, Proler Recycling, Inc. ("Proler Recycling") owns and operates three plants which collectively sell precipitation iron, low residual steel, tin and other products in the domestic market. The Company's and its joint operations' business is characterized by cyclical fluctuations in profitability depending on the availability and price of raw scrap and the demand and prices for processed scrap by the domestic and foreign iron and steel industries and the nonferrous metals industries.

    The joint operations are structured so that the participants advance and withdraw funds equally, and policy decisions require the unanimous consent of the participants. As a result, the Company's control over the joint operations is limited and must be exercised in concert with its partners in those operations. The Company makes advances to the joint operations, on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives distributions from the joint operations, primarily from the sales proceeds of shipments. During the first nine months of fiscal 1996, the Company's distributions from joint operations exceeded advances to joint operations by $5.0 million.

    The Company continues to implement the business plan described in its 1993 Annual Report on Form 10-K with the goals of restructuring, selling or otherwise disposing of certain underperforming and unproductive assets, and supplementing its core commodity metals business by investing in technologies that profit from processing and recycling waste and secondary materials. The Company continues to believe that if it is successful in implementing this business plan, it will be able to make a transition from its current participation in the highly cyclical scrap processing business, primarily through joint operations over which it exercises limited control, to a recycling company engaged in environmental services, energy supply and metals recovery with majority control over its significant assets. The Company is also seeking to enter into complementary lines of business, including specialty chemicals and industrial energy facilities.

    In implementing its business plan during the past three years, the Company has sold the assets of its domestic scrap facilities in Chicago, Houston, Kansas City and Vinton. As described in Note 4 to the financial statements, in October, 1995 the Company sold its interest in its HPI and HPNJ joint ventures, which operate under the name Metro Metal Recycling, and in July, 1995 sold a 65 acre tract of real estate on the Houston ship channel. The Company has other real estate assets for sale.

    With the sale of the domestic steel scrap operations, the Company's principal scrap processing business is conducted through its joint operations, with the Company's remaining revenues derived from the Proler Recycling plants. Proler Recycling has recently commenced operations at new plant facilities in Coolidge, Arizona, which are designed to recover copper, tin and other metals and chemicals derived from materials used in the production process of electronic printed circuit boards. It has also begun the marketing of

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

specialty chemicals to a variety of industries.

    The new facilities in Coolidge were completed in November, 1995, and the Company currently has short-term supply agreements which will enable the plant to operate at approximately 50% of capacity. At full capacity, the facility is capable of annually reusing and recycling approximately 1.5 million gallons of used etchants (etchants are the solutions used to etch pathways on printed circuit boards) and reclaiming copper and tin from 5 million pounds of off-spec printed circuit boards and associated trim. These recycling processes are projected to recover over 2 million pounds of copper and 800,000 gallons of regenerated etchants per year when the plant is operating at full capacity.


LIQUIDITY, FINANCING AND CAPITAL RESOURCES

    The Company currently meets its working capital requirements principally from distributions from the joint operations and, to the extent necessary, borrowings under its revolving line of credit. As of October 31, 1995, the Company had working capital of $3.9 million, a decline from the $5.0 million reported as of January 31, 1995. In the first nine months of fiscal 1996, the Company expended approximately $6.1 million for the construction of new plant facilities in Coolidge, Arizona. In addition, the Company received net cash proceeds of $4.3 million from asset sales and net cash distributions totalling approximately $5.0 million from joint operations.

    As more fully described in Note 6 to the condensed consolidated financial statements, in December, 1995 the Company and the bank amended its existing credit facility to provide for a $23 million revolving line of credit and entered into a new credit agreement to provide for a $5 million line of credit and a $6.5 million letter of credit facility. The revolving line of credit facility is subject to a borrowing base of eligible receivables and inventory, and the commitment level reduces by certain amounts at specified dates to $15 million with the facility terminating on December 31, 1996. The $5 million line of credit terminates on January 31, 1996, and the $6.5 million letter of credit facility terminates on June 30, 1997.

    As of October 31, 1995, no borrowings were outstanding under the revolving line of credit and $6.2 million of letters of credit were outstanding under the letter of credit facility, including $4.89 million in letters of credit issued in connection with a lease at a joint operation's Los Angeles facility. Subsequent to October 31, 1995 and as of December 12, 1995, the Company has borrowed $15.6 million under the revolving line of credit, primarily to fund inventory purchases and operating expenses of the joint operations. The Company expects to borrow additional amounts subsequent to December 12, 1995, and believes that the amounts available under its credit facilities, together with distributions from the joint operations, will be sufficient to meet its current working capital requirements.

    As noted in "General" above, the Company regularly makes advances to the joint operations and receives periodic distributions primarily from the proceeds of shipments. The Company's ability to borrow against assets of the joint operations may be limited by the Company's inability to grant a direct security

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interest in those assets to the bank and by certain limitations on the Company's ability to pledge its interests in the joint operations. The joint operations purchase inventory to maintain sources of supply, even in periods of lower demand and lower sales prices. Given these factors and the cyclical nature of the scrap markets, the Company's liquidity could be adversely affected if lower sales, coupled with continued inventory purchases, result in accumulation of excess inventories at the joint operations. Beginning in the third quarter and continuing through late November, the joint operations experienced lower prices and demand from foreign steel mills and higher levels of inventory purchases, resulting in an accumulation of excess inventories and increased financing requirements. In recent weeks, new sales orders have been entered into, and currently approximately seventy percent of inventory is subject to outstanding sales orders which represents an increase from approximately thirty percent of inventory subject to outstanding sales orders in October, 1995. The Company is financing its share of increased inventory purchases primarily through increased borrowings under its bank credit facilities. Management anticipates that current borrowings will be reduced in the first quarter of next year as sales are completed.

    The Company and its joint operations are engaged in ongoing proceedings and communications with regulatory authorities concerning environmental matters, and ongoing litigation regarding nonenvironmental matters. An adverse outcome in these legal proceedings, or any significant additional expenditures that may be required in order for the Company or its joint operations to operate in accordance with environmental laws and regulations, or to clean up sites now or formerly used by them, could affect the Company's financial position. In the past, the Company has incurred significant environmental costs in connection with the clean-up and handling of materials at sites operated by the Company. See Note 7 to the condensed consolidated financial statements.

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

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                    PROFORMA CONDENSED COMBINED BALANCE SHEET
                             AS OF OCTOBER 31, 1995

                                                    PROPORTIONATE
                                                      SHARE OF          COMBINED
                                         COMPANY   JOINT OPERATIONS      COMPANY
                                         -------   ----------------     --------
                                                    (in thousands)

Current assets .......................   $ 8,118         $25,204         $33,322
Investments in joint operations ......    32,849            --              --
Property and other assets, net .......    26,183          12,481          38,664
                                         -------         -------         -------
                                         $67,150         $37,685         $71,986
                                         =======         =======         =======

Current liabilities ..................   $ 4,257         $ 4,608         $ 8,865
Other liabilities ....................     2,577             228           2,805
Stockholders' and partners' equity ...    60,316          32,849          60,316
                                         -------         -------         -------
                                         $67,150         $37,685         $71,986
                                         =======         =======         =======

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

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

               PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1995

                                                        PROPORTIONATE
                                                          SHARE OF      COMBINED
                                              COMPANY  JOINT OPERATIONS  COMPANY
                                              -------  ----------------  -------
                                                        (in thousands)

Net sales ................................   $ 10,434    $ 114,967    $ 125,401
Cost of sales ............................     10,408      106,357      116,765
                                             --------    ---------    ---------
     Gross profit ........................         26        8,610        8,636
Earnings from joint operations ...........      6,228         --           --
Selling, general and administrative
     expense .............................     (3,527)      (2,815)      (6,342)
Research and development expense .........       (844)        --           (844)
                                             --------    ---------    ---------
    Operating income .....................      1,883        5,795        1,450
Other income, net ........................        155          433          588
                                             --------    ---------    ---------
Income before income taxes ...............      2,038        6,228        2,038
Provision for income taxes ...............        202         --            202
                                             --------    ---------    ---------
Net income ...............................   $  1,836    $   6,228    $   1,836
                                             ========    =========    =========

         The Proler Recycling plants experienced a loss for the three months ended October 31, 1995 and had a small gross profit for the nine months ended October 31, 1995. Comparable prior year gross profit (loss) of $(130,000) and $664,000, respectively, include the operations of sold plants, although such plants operated at approximate breakeven results. Consolidated net sales and cost of sales decreased 31% and 28%, respectively, during the nine months ended October 31, 1995 as compared to the nine months ended October 31, 1994 principally due to the sale of the Company's Kansas City and Vinton plants during the first quarter of fiscal 1995. The Company recorded $4.7 million in net sales and $4.6 million in cost of sales attributable to these plants during the nine months ended October 31, 1994.

         Excluding the sold plants from the results of operations, the following table highlights the more significant operating information of the Proler Recycling plants (dollars in thousands):

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                           Three months           Nine months
                                         ended October 31,     ended October 31,
                                         -----------------     -----------------
                                         1995        1994       1995      1994
                                         ----        ----       ----      ----

Sales volumes (gross tons) .........     22,408      26,317     60,215    75,615

Net sales ..........................   $  3,970    $  3,699    $10,434   $10,360
Cost of sales ......................      4,004       3,829     10,408     9,772
                                       --------    --------    -------   -------
Gross profit (loss) ................   $    (34)   $   (130)   $    26   $   588
                                       ========    ========    =======   =======

         The sales volume decrease during fiscal 1996 as compared to fiscal 1995 is primarily attributable to reduced demand for precipitation iron by the copper mining customers and lower tin production and sales due to operational problems experienced at the Coolidge tin recovery unit. Sales price increases for both three and nine month periods ended October 31, 1995, for precipitation iron substantially offset the effect of the reduced volumes sold. Actions taken during the third quarter to increase precipitation iron volume sales resulted in a 28% increase in sales volume over the quarter ended July 31, 1995. The decline in gross profit for the nine months ended October 31, 1995 as compared to the nine months ended October 31, 1994 is primarily attributable to higher costs incurred in the tin recovery unit. Operational problems in the tin recovery unit have been isolated and activities to remedy such problems have been completed.

         Earnings from joint operations increased from a loss of $0.4 million and earnings of $0.2 million in the third quarter and first nine months of fiscal 1995 to $2.2 million and $6.2 million in the comparable periods of fiscal 1996. The third quarter and first nine months of fiscal 1995 included non-recurring income of $0.6 million and $2.4 million, respectively, attributable to the sale of inventory which had no cost basis and which substantially offset losses incurred in certain of the joint ventures.

         As more fully described in Note 4, in October, 1995 the Company completed the sale of its joint venture interests in HPI and HPNJ. The Company's share of pre-tax losses from these joint ventures was $0.7 million for the third quarter of fiscal 1995 and $0.1 million and $1.7 million for the nine months ended October 31, 1995 and 1994, respectively. The Company's share of HPI and HPNJ's results were essentially breakeven for the third quarter of fiscal 1996.

         Excluding the results from the sold joint venture interests, the following table highlights the more significant per ton operating information for the joint operations:
                                       14

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                Three months              Nine months
                               ended October 31,        ended October 31,
                               -----------------        -----------------
                              1995       1994           1995         1994
                              ----       ----           ----         ----

Sales volumes (gross tons)   612,000    330,000       1,681,000    1,328,000

Net sales ................  $    151  $     125      $      148  $       129
Cost of sales ............       139        127(a)          137          131(a)
                            --------  ---------      ----------  -----------
Gross profit (loss) ......  $     12  $      (2)     $       11  $        (2)
                            ========  =========      ==========  ===========

         (a) Excludes the effect of tonnage sold with no cost basis

         Gross profit margins in the joint operations improved during the nine months ended October 31, 1995 for several reasons. Increased foreign demand resulted in a rise in ferrous sales volumes of 86% and 28% for the three and nine months ended October 31, 1995, compared to the same periods in 1994. Ferrous sales price increases of 29% for the 1995 nine month period were partially offset by higher buying costs. Nonferrous sales prices more than doubled this year contributing to over half the increase in gross profit.

         As discussed in "Liquidity, Financing and Capital Resources" above, demand and prices in the ferrous scrap export market declined from August levels, but have rebounded somewhat in recent weeks. Given these circumstances, management projects fourth quarter sales volumes and gross profits will be lower than third quarter amounts.

         Research and development expenses for the three and nine months ended October 31, 1995 decreased 41% and 37% compared to the same periods in 1994 due mainly to reduced research activities at Proler Recycling.

         Selling, general and administrative expenses increased 6% for the nine month period ended October 31, 1995 compared to the same period in 1994, primarily due to increases in personnel related costs.

         Interest income declined 12% and 36% for the three and nine months ended October 31, 1995 compared to the same periods of 1994 due to a decline in average cash balances. Interest expense decreased for the fiscal 1996 nine month period due to a $0.1 million tax dispute being recorded in the first quarter of the prior year.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Other income (expense), net (which includes real estate costs of $182,000 and $548,000 for the three and nine months ended October 31, 1995, respectively and costs of $238,000 and $749,000 for the comparable 1994 periods) increased significantly compared to the same periods in 1994 primarily due to increased income from parts and equipment sales and lower real estate costs.


NEW ACCOUNTING STANDARD

         In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 - " Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not estimated the impact, if any, of the provisions of SFAS No. 121.

                                     PART II

                                OTHER INFORMATION


ITEMS 1 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6(A) EXHIBITS.

3.1      By-laws of Proler International Corp. as amended to date

27       Financial Data Schedule

ITEM 6(B) REPORTS ON FORM 8-K.

The Company filed a report on 8-K dated October 17, 1995 which contained proforma financial statements regarding the sale of its joint venture interests in Newark, New Jersey.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PROLER INTERNATIONAL CORP.
                                        (Registrant)


Date:  DECEMBER 14, 1995                 /S/ STEVEN F. GILLILAND
       -----------------                 -----------------------
                                         Steven F. Gilliland
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  DECEMBER 14, 1995                 /S/ MICHAEL F. LOY
       -----------------                 ------------------
                                         Michael F. Loy
                                         Vice President - Finance and Chief
                                         Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)