Form 10-K405
period 1996-01-31
PROLER INTERNATIONAL CORP
filed 1996-04-30
CIK 80693

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

FOR THE FISCAL YEAR ENDED JANUARY 31, 1996            COMMISSION FILE NO. 1-5276

                           PROLER INTERNATIONAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                              76-0494529
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

4265 SAN FELIPE, SUITE 900                                               77027
HOUSTON, TEXAS                                                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 627-3737

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                        NAME OF EACH EXCHANGE
Common Stock, $1.00 par value per share                     ON WHICH REGISTERED
                                                         New York Stock Exchange

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant 60 days prior to the date of filing.

                  Based on last sale on April 29, 1996:  $ 32,443,000

         Indicate the shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                                 4,717,356
(TITLE OF CLASS)                                  (NUMBER OF SHARES OUTSTANDING)

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy statement for the Company's 1996 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

                                    P A R T I


ITEM 1.  BUSINESS.

(A)      CURRENT DEVELOPMENTS

         Proler International Corp. ("Proler" or the "Company") is an environmental services, technology and industrial energy company primarily involved in the recovery, recycling and processing of metals and industrial wastes for use worldwide. From 20 operating locations, owned either through wholly-owned subsidiaries or through joint ventures, Proler provides high-quality raw materials, recycling and energy services to industrial customers.

         Proler's principal business, the purchase, sale and processing of scrap metals, is conducted through 50% or less-owned incorporated and unincorporated joint operations ("joint operations"), which primarily make export sales. Proler Recycling, Inc. ("Proler Recycling"), a subsidiary of the Company, operates three plants which collectively sell precipitation iron, low residual steel, copper, tin and specialty chemicals in the domestic market. Proler Environmental Services, Inc. ("Proler Environmental"), another subsidiary, is actively marketing its patented gasification technology.

         For the fiscal year ended January 31, 1996, the Company reported a consolidated net loss of $9,044,000 as compared with consolidated net income of $303,000 in fiscal 1995. For the fourth quarter ended January 31, 1996, the Company reported a consolidated net loss of $10,880,000 as compared with consolidated net income of $2,381,000 for the fourth quarter of fiscal 1995. Asset write-downs and other charges of $6.5 million recorded in the fourth quarter contributed to the fiscal 1996 net loss. See Note 4 to the Consolidated Financial Statements. The fiscal 1996 fourth quarter results also include a $2.7 million pretax loss from joint operations compared to $2.8 million of pretax earnings in the fiscal 1995 fourth quarter. Due to continuing losses in the Company's wholly-owned operations and continued lower sales volumes and prices at its joint operations, the Company expects to report a net loss in the first quarter of fiscal 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In general, the Company's joint operations are structured so that policy decisions require the unanimous consent of the participants. As a result, the Company's control over the joint operations is limited and must be exercised in concert with its partners in those operations. The Company regularly makes advances to the joint operations, primarily for the purchase of inventory and for operating costs, and receives periodic distributions, primarily from the sales proceeds of export shipments. Recently, the joint operations have experienced increased accumulations of inventory which could adversely affect the Company's liquidity position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity, Financing and Capital Resources."

         In October, 1995, the Company sold its interests in the HPI and HPNJ joint ventures, which operate under the name Metro Metal Recycling, to a partner in those ventures. See Note 6 to the Consolidated Financial Statements. During fiscal 1996, the Company's advances to joint operations exceeded distributions by $4.2 million, exclusive of the cash proceeds received from the sale of interests in HPI and HPNJ. The Company's share of sales from the joint operations, which are accounted for under the equity method of accounting, was $142.9 million, $124.1 million and $142.2 million in fiscal 1996, 1995 and 1994, respectively. The Company's equity share of the joint operations pretax earnings were $3.6 million, $3.0 million and $2.8 million in fiscal 1996, 1995 and 1994, respectively.

         Proler Recycling's plants are located in Coolidge, Arizona; Lathrop, California; and Seattle, Washington. Revenues from these plants totaled $13.4 million, $13.9 million and $13.7 million in fiscal 1996, 1995 and 1994, respectively. In November, 1995, Proler Recycling substantially completed construction of new plant facilities in Coolidge at a cost of approximately $9 million. The new facilities, combined with the existing plant operations, are designed to recover copper, tin and other metals and chemicals derived from the manufacture of electronic printed circuit boards. A series of construction delays and start up problems at the new facilities resulted in operating losses during fiscal 1996 that have continued through the first quarter of fiscal 1997. Management is currently addressing these operating and technical issues in an effort to have the plant operating at or near full capacity by the end of fiscal 1997. During fiscal 1996, Proler Recycling continued the marketing of specialty chemicals to a variety of industries on a limited basis.

         Proler Environmental expended approximately $1.3 million during fiscal 1996 in the continued development and testing of its gasification technology, and in June, 1995 received a United States Patent on this process. This gasification technology uses a thermal conversion process to recycle hydrocarbon and cellulose-based wastes to produce a synthesis gas suitable for sale to industrial users and utilities. The Company is currently assessing the opportunities for and feasibility of various commercial applications of the gasification process, and is involved in discussions with several domestic and foreign entities which could lead to the construction of one or more gasification plants. In fiscal 1997, the Company expects to incur up to $1.5 million in the development of an integrated gasification/vitrification process which will produce, in addition to a synthesis gas, a glass frit from the residue of the gasification process, and an additional $1.5 million on feasibility studies, marketing activities and continued research and development on the gasification process.

         The Company is in the fourth year of a five year business plan, adopted with the goals of restructuring, selling or otherwise disposing of certain underperforming and unproductive assets, and supplementing the Company's core commodity metals business by investing in technologies that profit from processing and recycling waste and secondary materials. During the past three years, the Company has completed the sale of its domestic scrap operations and sold certain joint venture interests, real estate holdings and other nonoperating assets. See Note 6 to the Consolidated Financial Statements. The Company is continuing its efforts to transition from its participation in the highly cyclical scrap processing business, primarily through joint operations over which it exercises limited control, to a recycling company engaged in environmental services, energy supply and metals recovery with majority control over its significant assets.

         In February 1996, the Company adopted a holding company structure to enhance its strategic planning flexibility and to aid in the management, operation and financing of the Company's various businesses. See Note 8 to the Consolidated Financial Statements. The Company has also retained two investment banking concerns, J. C. Bradford & Co. and Chase Securities, Inc., to assist in the evaluation of a broad range of strategic alternatives to enhance shareholder value which may include sales, public or private offerings of debt or equity securities, mergers, spin-offs, joint ventures and acquisitions. These actions may involve one, two or all of the Company's businesses.

         The statements contained in this report, in addition to historical information, are forward looking statements based on the Company's current expectations, and actual results may vary materially. The Company's business and financial results are subject to various risks and uncertainties, including the cyclical nature of the scrap processing business, the fact that the Company exercises limited control over its joint operations, competitive factors such as the availability and cost of raw scrap for inventory, fluctuations in sales prices and demand for the products of the Company and the joint operations, the ability to reduce excess inventories at the joint operations, the Company's ability to correct operational and startup problems at its Coolidge facility as projected, the uncertainty of any future transactions resulting from the Company's retention of investment bankers and the other risks and uncertainties discussed herein. These forward looking statements are provided as a framework for the Company's discussion of its business and management's analysis of the Company's financial condition and results of operations. The Company does not intend to provide updated information other than in the context of its Quarterly Reports on Form 10-Q.

(B)      GENERAL DEVELOPMENT OF BUSINESS

         The Company is the successor to the former Proler International Corp. ("PIC") which was originally incorporated in Texas in 1947 as the successor to a scrap business founded by the late Ben and Rose Proler in 1925. PIC changed its state of incorporation to Delaware in 1966. Effective February 28, 1996, PIC reorganized into a "holding company" structure, with the Company owning all of the assets previously owned by PIC and conducting all of the business previously conducted by PIC through newly-formed, wholly-owned subsidiaries of the Company. The reorganization was effected by a merger conducted pursuant to Delaware General Corporation Law. In the merger, PIC merged with a newly-formed, wholly-owned indirect subsidiary of the Company, with PIC as the surviving corporation of the merger. All issued shares of common stock of PIC were automatically converted on a share-for-share basis into shares of common stock of the Company. PIC then changed its name to "Joint Venture Operations, Inc.," and the Company changed its name to "Proler International Corp." See Note 8 to the Consolidated Financial Statements.

         The Company's operations use a process developed by PIC (the "Proler Process") which converts bulky and impure scrap into a high purity steel scrap ("Prolerized Scrap") possessing the characteristics of homogeneity, high density, uniform size and consistent quality. The Company also processes low-grade ferrous scrap into premium quality scrap for use as a raw material in the production of iron and low residual steel, and into precipitation iron for use in the production of copper. Additionally, the Company recovers and sells certain non-ferrous metals, including aluminum, brass, copper, tin and zinc.

         Historically, as Prolerized Scrap operations expanded geographically, PIC followed a policy of entering into either incorporated or unincorporated joint operations with scrap operators in various areas. By so doing, PIC was able to capitalize upon its co-venturer's established relationships with suppliers of raw materials, reduce its capital commitments with respect to each plant, and make use of existing sales organizations. PIC granted each joint operation an exclusive royalty-free license to use the Proler Process (including any improvements, refinements and additions thereto) and the trademark "Prolerized" within a designated area of operations. Under the joint operation agreements, the transferability of each co-venturer's interest is restricted, and the unincorporated joint operations require unanimous approval of the partners on all policy decisions. With the sale of the Company's domestic scrap operations, the Company's Prolerized Scrap business is conducted through the joint operations, which are involved in selling primarily to foreign markets.

         Proler Recycling's plants collectively produce precipitation iron and low residual steel and recover tin, all of which is sold to domestic markets. Proler Recycling recently placed in service new plant facilities to recover copper, tin and other metals and chemicals derived from the manufacture of electronic printed circuit boards.

         The following table lists the principal facilities operated by the Company and its joint operations during fiscal 1996 and the type of material processed by location:

CONSOLIDATED FACILITIES           TYPE OF MATERIAL PROCESSED
- -----------------------           --------------------------
Coolidge, Arizona                 Precipitation iron, tin, copper, etchants,
                                    specialty chemicals
Lathrop, California               Precipitation iron
Seattle, Washington               Low residual ferrous, tin

JOINT OPERATION FACILITIES        TYPE OF MATERIAL PROCESSED
- --------------------------        --------------------------
Los Angeles, California           Prolerized, other ferrous, and non-ferrous
Everett, Massachusetts            Prolerized, other ferrous, and non-ferrous
Worcester, Massachusetts          Prolerized and non-ferrous
Jersey City, New Jersey           Prolerized and non-ferrous
Queens, New York                  Prolerized
Newark, New Jersey (1)            Other ferrous
Providence, Rhode Island          Other ferrous

                                        4

____________
(1)  Sold in October, 1995

     In addition to the above, the Company's joint operations include ten feeder yard locations (one in Arizona, six in California, one in Maine, one in Massachusetts and one in New Hampshire) where scrap metal is bought, processed and transported to one of the above joint operation facilities for subsequent sale.

     The following table shows selected financial information for the Company's share of its joint operations, the Proler Recycling plants and the Company-operated scrap operations (in thousands):

                                                           FOR THE YEARS ENDED JANUARY 31,
                                                      1996               1995           1994
                                                   ----------        -----------     -------
SHARE OF JOINT OPERATIONS
Net sales ...................................      $    142,931      $   124,103     $   142,197
                                                   ============      ===========     ===========
Gross profit ................................      $      7,429      $     6,257     $     6,037
                                                   ============      ===========     ===========
Gross tons shipped...........................               986              988           1,212
                                                   ============      ===========     ===========

PROLER RECYCLING PLANTS
Net sales ...................................      $     13,432      $    13,941     $    13,723
                                                   ============      ===========     ===========
Gross profit (loss)..........................      $       (652)     $       670     $     1,708
                                                   ============      ===========     ===========
Gross tons shipped...........................                77              100             105
                                                   ============      ===========     ===========

COMPANY OPERATED SCRAP OPERATIONS (1)
Net sales ...................................      $     --          $     4,667     $    29,983
                                                   ============      ===========     ===========
Gross profit (loss)..........................      $     --          $        50     $     1,378
                                                   ============      ===========     ===========
Gross tons shipped...........................            --                   30             220
                                                   ============      ===========     ===========

    (1) Company operated scrap operations include the Kansas City, Kansas, and Vinton, Texas facilities both of which were sold in fiscal 1995.


(C)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company considers itself to be engaged in a single industry segment, the processing of metals for recycling and activities incidental thereto. The following table presents financial information about the Company's consolidated sales, gross profit (loss) from operations, operating income (loss) and identifiable assets for the last three fiscal years (dollars in thousands):


                                                                     FOR THE YEARS ENDED JANUARY 31,
                                                       -------------------------------------------------------
                                                            1996                 1995                 1994
                                                       ------------        -------------         -------------
Consolidated net sales to unaffiliated
      customers (1)................................    $     13,432        $      18,610         $      43,706
Gross profit (loss) from operations................            (652)                 720                 3,086
Operating income (loss):
     Consolidated operations (2)...................         (12,747)              (4,693)               (1,964)
     Joint operations..............................           3,575                2,974                 2,768
                                                       ------------        -------------         -------------
                                                             (9,172)              (1,719)                  804
                                                       ------------        -------------         -------------
Identifiable assets (excluding the joint
   operations).....................................          25,582               28,588                36,471


(1) Consolidated net sales include $4,700 and $29,100 in fiscal 1995 and 1994, respectively, attributable to the Kansas City and Vinton plants which were sold in the first quarter of fiscal 1995.

(2) Consolidated operating income (loss) includes $6,451 of write-downs and other charges in fiscal 1996. See Note 4 to the Consolidated Financial Statements.

(D)      NARRATIVE DESCRIPTION OF BUSINESS

         PRINCIPAL PRODUCTS. The following table shows the percentages of the Company's total sales(1) accounted for by its major product lines during each of the last three fiscal years:

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                        ----------------------------------------------
PRODUCT LINE                                               1996               1995             1994
- ------------                                            ---------          ---------        ----------
Prolerized Scrap...................................         42%                42%               50%
Other Ferrous Scrap................................         43                 44                39
Precipitation Iron.................................          8                  9                 6
Non-Ferrous Scrap..................................          7                  5                 4
Other..............................................         --                 --                 1

(1) The term "total sales" refers to net sales of the Company and its consolidated subsidiaries combined with the Company's share of the net sales of each joint operation in which it owns an interest. The Company's share of the earnings of the joint operations is accounted for in the Company's Consolidated Statements of Operations using the equity method of accounting. Net sales refers to gross sales less shipping and selling expenses.


         The total tonnage shipped for each of the fiscal years ended January 31, 1996, 1995 and 1994 was approximately 1,063,000, 1,118,000 and 1,537,000, respectively. The decline in tonnage shipped in fiscal 1995 (primarily Prolerized Scrap and Other Ferrous Scrap) is due to the sale of the Kansas City and Vinton plants, as well as a reduction of sales at the joint operations due to reduced foreign demand during the year. The term "total tonnage shipped" refers to gross tons (2,240 pounds) shipped by the Company and its consolidated subsidiaries combined with the Company's share of tons shipped of each joint operation in which it owns an interest.

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

         The Company does not determine contribution to gross profits by its various product lines, which necessarily would involve a number of arbitrary cost allocations. However, it can generally be stated that, while gross profit margins vary among the product lines and from year to year, gross profit margins historically have been higher on Prolerized Scrap and non-ferrous scrap than on precipitation iron and other ferrous scrap. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         PROLER PROCESS. In this process, scrap automobiles and other ferrous scrap are conveyed into a specially designed hammer mill that fragmentizes the scrap into small pieces, which are cleaned and separated into their ferrous and non-ferrous metal components and automobile shredder residue. The ferrous components are processed into small, fist-sized pieces of Prolerized Scrap, which is either inventoried for later shipment or shipped directly via rail, truck, ship or barge to iron and steel mills or foundries. The non-ferrous metal components are sold to a variety of customers. Automobile shredder residue is disposed of in landfills or used as interim landfill cover with further processing.


         PLANTS AND JOINT OPERATIONS. The Company completed the disposition of its wholly-owned domestic Prolerized Scrap plants as follows: the Kansas City plant was sold in February, 1994 and the Vinton plant was sold in April, 1994. See Note 6 to the Consolidated Financial Statements.

         The Company, through its joint operations, operates five Prolerized Scrap plants in the United States. The locations are as follows: Los Angeles, California; Everett and Worcester, Massachusetts; Jersey City, New Jersey; and Queens, New York. The Company and its partner sold the assets of its 50 percent owned Chicago, Illinois Prolerized Scrap plant in October, 1993. See Note 6 to the Consolidated Financial Statements.

         SALES. Prolerized Scrap produced at the Company's Kansas City and Vinton plants was sold to domestic steel producers. Most of the Prolerized Scrap produced at the Los Angeles, Everett, Jersey City, Queens and Worcester plants is sold to foreign customers.

         SOURCES OF SUPPLY. Raw material for the Proler Process consists primarily of scrap automobiles purchased on a day-to-day basis from a large number of suppliers, including automobile salvage yards, scrap dealers and truckers. Certain of the joint operations make significant purchases from a few large suppliers. While the joint operations are not dependent on any single source of supply, the loss of a large supplier could cause an increase in prices paid for raw materials from other suppliers and, at some locations, could also cause a reduction in the volume of raw materials available. Accordingly, the loss of a large supplier could have a material adverse effect on the business of the joint operation affected.

         OTHER FERROUS SCRAP. The Company, through its joint operations, currently operates three ferrous scrap plants in Los Angeles, Everett and Providence. In October, 1995, the Company sold its interest in a Newark joint operations' scrap plant. See Note 6 to the Consolidated Financial Statements. The ferrous scrap plants prepare to customers' specifications various grades of ferrous scrap other than Prolerized Scrap, primarily heavy melting and premium grades, for sale to steel producers and foundries. Processing of this type of scrap consists principally of cleaning, sorting and crushing or cutting the scrap into pieces of proper size which are then inventoried for future shipment or shipped directly via rail, truck, barge or ship. The major sources of this type of scrap are industrial manufacturing plants, railroads and scrap dealers. Competition to buy this scrap is significant, with the price paid being the most significant competitive factor.

         LOW RESIDUAL STEEL AND PRECIPITATION IRON. Low residual scrap steel is used by steel mills in making premium quality steel. Precipitation iron is used in the copper mining industry in one of the processes by which copper is extracted from low grade ore.

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

         PLANTS AND SALES. The Company owns and operates two precipitation iron plants located in Coolidge, Arizona, and Lathrop, California. In November, 1995, the production from the Coolidge plant was shifted to Lathrop to achieve certain economies of scale. Low residual steel is produced at the Seattle plant. Substantially all of the Company's sales of precipitation iron are made under contracts with three major domestic copper producers calling for the sale of a minimum number of tons per month at prices that are determined in relation to certain prevailing scrap prices. Precipitation iron is shipped to customers via truck and rail. The development of processes for producing copper from low grade ore that does not require the use of precipitation iron has reduced demand for precipitation iron. The sales of low residual scrap steel are made to a variety of steel mills and foundries located throughout the country.

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

         The following table shows the gross tons of precipitation iron and low residual scrap steel sold by the Proler Recycling plants:

                                                                       FOR THE YEARS ENDED JANUARY 31,
                                                          ----------------------------------------------------
                                                              1996                  1995                 1994
                                                          ------------       ---------------        ----------
Precipitation iron.................................          52,211                71,808               76,967
Low residual scrap steel...........................          24,525                28,100               27,900

         NON-FERROUS SCRAP. The non-ferrous metals recovered by several of the Prolerized Scrap plants are processed at facilities in Los Angeles, Jersey City, Everett and Worcester. The non-ferrous metal scrap is cleaned and manually or mechanically segregated according to its principal metallic components and shipped to a variety of customers via truck and ship.

         NON-FERROUS METAL RECOVERY. The Company's Coolidge and Seattle locations also include operations from which tin metal is recovered from the recycling of industrial waste solutions and precipitates. The volume of tin sold during fiscal 1996, 1995, and 1994 was 281,000, 397,900 and 361,300 pounds, respectively.

         In fiscal 1996, the Company substantially completed construction of a new plant at its Coolidge location. The new plant is designed to recover copper, tin and other metals and chemicals derived from the manufacture of electronic printed circuit boards. This facility has an annual recycling capacity of approximately 5 million pounds of off-spec printed circuit boards and 1.5 million gallons of etchants (chemicals used in the manufacture of electronic printed circuit boards). The Company estimates this plant would have the capacity to recover approximately 2 million pounds of copper and 800,000 gallons of regenerated etchants annually when fully operating. This facility has experienced a series of construction delays and start up problems. Management is currently addressing these problems in an effort to have the plant fully operating by the end of the current fiscal year.

         OTHER. The Company is involved in the manufacture and supply of replacement parts for the Prolerized Scrap plants in which the Company either owns an interest or had an interest. Additionally, the Company has begun distributing a specialty chemical solution used for water treatment and soil stabilization. The Company anticipates that these types of sales will allow access to the metal-bearing waste streams these chemicals are used to treat. Sales of these chemicals in fiscal 1996 were not material.

         RAW MATERIALS AND INVENTORY. See "Sources of Supply" above under:
"Prolerized Scrap," "Low Residual Steel and Precipitation Iron" and the general discussion under "Other Ferrous Scrap," "Non-Ferrous Scrap" and "Other".

         TRADEMARKS AND PATENTS. The Company owns several registered trademarks and certain patents. While the Company regards these trademarks and patents to be of value, it does not consider its business dependent upon them.

         WORKING CAPITAL. The Company's working capital requirements are currently met from distributions from joint operations and borrowings under its credit facilities. As of January 31, 1996, the Company had $3.5 million of net working capital and $9.7 million in outstanding bank debt. At April 26, 1996, the Company had outstanding bank debt totalling $17.2 million. The bank debt outstanding at April 30, 1996 will be classified as a current liability in the Company's financial statements as of that date based on the terms of the existing credit facilities. Accordingly, the Company will have negative working capital as of that date. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity, Financing and Capital Resources."

         SIGNIFICANT CUSTOMERS. As discussed in Note 11 to the Consolidated Financial Statements and Note 8 to the Combined Financial Statements of the Company's joint operations, the Company and its joint operations have significant customers.

         BACKLOG. The Company and some of its customers routinely enter into scrap contracts which require delivery of scrap over a period of time. Sales are generally made on a month-to-month or individual order basis. At any point in time, the Company may have unfulfilled commitments with respect to these contracts that will be filled in the normal course of business. At January 31, 1996 the Company had no significant unfulfilled orders.

         GOVERNMENT BUSINESS. The Company does not contract with the U.S. Government and does not have any contracts subject to renegotiation.

         COMPETITION. All facets of the business in which the Company is currently engaged are highly competitive and are characterized by cyclical fluctuations in profitability depending upon the availability and price of raw scrap and the demand and prices for scrap in the iron and steel industries and in the copper and other non-ferrous metals industries. In addition, the level of profitability of the Company's operations is affected by work stoppages or other events involving the relatively few customers in the industries to which the Company sells its products. Competitive forces facing the Company are further complicated by the fact that a number of the Company's principal customers also conduct scrap supply operations, which provide an internal source of supply. As a result, particularly when the end users' output decreases, much of their requirements for scrap may be filled by related party sources.

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

         Research has been and is currently being conducted by others to develop methods for producing copper from low grade ore that would not require the use of precipitation iron, and several such processes have been developed and are technically feasible. Technological changes in the production of copper by the Company's copper mining customers could further affect future demand for the Company's products.

         Foreign sales are subject to additional factors such as foreign exchange regulations, availability of ships and local laws governing the conduct of business in the countries where such sales are made. Approximately 83% and 80% of the Company's total sales, including the Company's share of joint operation sales, were to foreign customers during fiscal 1996 and 1995, respectively.

         RESEARCH. The Company continuously updates and improves its operating facilities and processes as technological advances are made.

         The Company's wholly-owned subsidiary, Proler Environmental, has developed and tested a gasification technology that uses thermal conversion to recycle hydrocarbon and cellulose-based wastes to produce a synthesis gas suitable for sale to industrial users and utilities. The residue produced by this process also has potential commercial uses, or may be disposed of in landfills. This patented technology was developed by Proler Environmental as a joint project with a major Mexican steel company. The Company has successfully tested the process at its 50 ton per day demonstration plant in Houston, Texas on automobile shredder residue, tires, cardboard/paper sludge, municipal solid waste and several industrial wastes. In March, 1996, the Company entered into an agreement regarding the integration of a vitrification system with the Company's gasification process. This vitrification system reforms the residue from the gasification process into a glass frit that can be used in ceramic tile, spun wool insulation, roofing shingles and as an aggregate. The Company expects to incur up to $1.5 million of costs in fiscal 1997 integrating this vitrification system with the Houston demonstration plant.

         The Company is currently assessing the opportunities for and feasibility of various commercial applications of the gasification process, and is having discussions with several foreign and domestic entities, which may lead to the construction of one or more gasification plants. The Company expects to incur an additional $1.5 million on feasibility studies, marketing and continued research and development on the gasification process in fiscal 1997. The commercial potential of this process will depend on a number of factors, including the amount of capital investment required for site acquisition and construction, which is expected to be significant; the ability to charge tipping fees for waste materials sufficient to earn an adequate return on investment; the availability of long-term sources of suitable waste materials; the ability to economically dispose of the residual or convert it to usable purposes; and local demand for the synthesis gas produced by the process. Management initially estimates that costs for a gasification plant could range from $10 million to $40 million depending on size and other factors. Such a plant could be constructed as a stand-alone facility or in tandem with a cogeneration plant or integrated into a manufacturing operation to continuously recycle processed wastes into reusable feedstock and energy. The sales, development and construction time-table regarding gasification projects of the type and magnitude currently being pursued by the Company can be reasonably expected to take several years from initial sales presentation through completion of construction and the achievement of commercial operations. There can be no assurance that any of the projects the Company is currently pursuing will result in a commercially operating plant.

         During fiscal 1996, 1995 and 1994 Proler Environmental expended approximately $0.2 million, $0.2 million and $1.3 million, respectively, in connection with the acquisition and development of equipment. Proler Environmental also incurred $1.1 million, $1.1 million and $0.2 million of research and development expenses during fiscal 1996, 1995 and 1994, respectively, exclusive of associated overhead incurred by the parent company. During the fourth quarter of fiscal 1996, Proler Environmental recorded a charge of approximately $4.0 million resulting from the write-off of its investment in its Houston gasification plant due to a change in its intended use. Management now believes that the future use of the plant will be primarily that of demonstration, marketing and training for larger scale projects. As a result, the Houston plant is not expected to generate any significant future net revenues and, accordingly, Proler Environmental wrote-off its $4.0 million investment in this plant.

         Proler Recycling is exploring methods of recovering metals from a variety of industrial wastes and secondary materials. It plans to continue to identify and enter new businesses for metals recovery, particularly for tin and copper. The Company expended approximately $0.2 million, $0.6 million and $0.4 million on research activities during fiscal 1996, 1995 and 1994, respectively. Additionally, the Company expended approximately $6.7 million, $3.2 million and $0.4 million on capital projects associated with these operations in fiscal 1996, 1995 and 1994, respectively. The largest component of these capital expenditures relates to Proler Recycling's new plant facility in Coolidge.

         ENVIRONMENTAL MATTERS. Certain materials resulting from the operations of the Company and its joint operations must be handled consistent with various federal and state environmental laws and regulations. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past or present disposal practices would no longer be deemed acceptable by the United States Environmental Protection Agency ("EPA") or state regulatory agencies. The Company and its joint operations can also be required from time to time to clean-up sites now or formerly used in their operations. See further discussion herein and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 9 to the Consolidated Financial Statements and Note 6 to the Combined Financial Statements.

         A principal source of metals reclaimed by the Prolerized Scrap plants is the shredding of automobiles. Presently automobile shredder residue ("ASR") produced in these operations constitutes approximately 20% to 25% of the scrap weight of each automobile shredded, and is likely to increase as car manufacturers continue to replace metal parts. The EPA and states such as Massachusetts and California have their own testing protocols to determine whether a waste is hazardous and must be managed as such. To date, however, tests of ASR generated by the Company and its joint operations indicate that levels of lead, cadmium and other contaminants covered by the regulations have generally been within acceptable levels under EPA and applicable state regulations.

         The EPA has recognized, based on its study of potential contamination of shredder residue at seven shredder sites, that well-managed shredder operations conducted in an environmentally- sound manner provide environmental benefits. The Company and its joint operations have implemented supplier education efforts, source control, inspection and testing programs to identify and reduce the sources of lead and certain other heavy metals in ASR. Incoming material is inspected to ensure that the most probable sources of such materials are removed from automobiles before arriving at the plants. Fuel tanks, exhaust systems, leaded wheel weights and batteries are removed prior to shredding. The Company and its joint operations have also taken certain steps to eliminate from the materials they process capacitors contained in obsolete household appliances ("white goods"), which are often shredded along with automobiles. Such capacitors are considered by the Institute of Scrap Recycling Industries to be a likely source of polychlorinated biphenyls ("PCBs") in ASR. The Company continues to evaluate additional methods of reducing levels of heavy metals, PCBs and other contaminants in ASR. Should laws and regulations covering hazardous wastes or toxic substances apply to the handling of ASR as a result of the levels of heavy metals, PCBs and other contaminants, the Company could incur substantial expense in such handling of ASR. Even absent such a determination, the Company and its joint operations incur significant expenditures to dispose of ASR. It should be noted, however, that disposal costs at certain plant locations have decreased significantly in recent years.

         Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the Port of Los Angeles (the "Port") are in the final stages of negotiating a renewal of HNP's lease, the original term of which expired on August 30, 1994. In December, 1992, HNP signed a Memorandum of Understanding with the Port related to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.78 million ($4.89 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. The Port is developing an Environmental Impact Report in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next three to four years. HNP has accrued approximately $0.9 million to cover the costs of anticipated remediation at this site.

         Prior to 1988, the Company operated a metals reclamation and shredding facility on a 13- acre property leased from an unrelated third party in Copperton, Utah. The Company has learned that the EPA has identified this property as an "Other Potential Source Area" within the boundaries of the Kennecott South Zone, an approximate 37-square mile site which has been proposed for listing on the National Priorities List. The Company incurred approximately $550,000 to remediate this site in late 1993 and early 1994. Management is unable to determine at this time the Company's exposure, if any, to claims or actions stemming from the EPA's proposal.

         Proler Recycling receives partially saturated etchants for reuse in its proprietary metal recycling process under bills of lading, with letters of concurrence from the appropriate environmental agencies of seven states that have been delegated authority under the Resource Conservation and Recovery Act ("RCRA") by the EPA. Pursuant to allegations by a competitor of the Company, the EPA is reviewing the state determinations and on January 16, 1996, sent the Company a Request for Information with respect to this matter. The Company has responded to the EPA's request and has been involved in discussions with representatives of the EPA. If the EPA should disagree with the state determinations, Proler Recycling would be required to receive the etchants under hazardous waste manifests, which would result in the loss of a competitive advantage to the Company and could increase the Company's costs in processing these materials.

         The Company anticipates making $0.7 million in capital expenditures for environmental control facilities during fiscal 1997, including its share of those in connection with the Terminal Island facility. Changes in environmental laws and regulations and their interpretation might require the Company or its joint operations to install additional environmental control equipment and to implement additional compliance procedures. The Company also recorded a charge to operations of approximately $1.2 million in fiscal 1996 with respect to future clean-up and closure costs of a Houston landfill owned by the Company. See Note 4 to the Consolidated Financial Statements.

         EMPLOYEES. As of January 31, 1996, the Company and its consolidated subsidiaries employed 91 people. At the same date, the joint operations had 422 employees.

(E)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

         The Company sells to domestic markets and the joint operations primarily sell to international markets. The table below summarizes for the last three fiscal years the Company's export sales to customers by geographical area, inclusive of its share of the export sales of each joint operation in which it owns an interest (dollars in thousands):

                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                 ---------------------------------------------------------------
                                                     1996                     1995                    1994
                                                 ---------------         ---------------         ---------------
Far and Near East.........................       $       120,635         $       104,852         $       122,086
Europe....................................                 4,719                   3,450                    --
Canada....................................                 5,059                   3,268                   4,961
Mexico....................................                    33                   1,737                    --
South America.............................                  --                     1,122                   3,044
Other Export Customers....................                    13                    --                     2,003
                                                 ---------------         ---------------         ---------------
Total Export Sales........................       $       130,459         $       114,429         $       132,094
                                                 ===============         ===============         ===============

ITEM 2.  PROPERTIES.

         The Company's executive offices at 4265 San Felipe, Suite 900 in Houston, Texas occupy 8,500 square feet of leased space. The Company owns approximately 100 acres of land on the Houston, Texas ship channel which is for sale, and a 36 acre tract of land in Houston previously used in connection with operations.

         The five Prolerized Scrap plants are each owned by a joint operation. In addition to a Prolerized Scrap plant, these sites include extensive facilities for sorting, handling and processing scrap. The approximate size of each site used by the Company's joint operations and the expiration date of any lease for each are listed separately below:


                                                           EXPIRATION DATE
LOCATION                                      SIZE             OF LEASE
- --------                                      ----        -----------------

Los Angeles, California (1).............     22 acres     Under negotiation
Everett, Massachusetts (1)..............     29 acres        Property owned
Jersey City, New Jersey (1).............     55 acres        Property owned
Queens, New York (1)....................      5 acres        Property owned
Worcester, Massachusetts (1)............     21 acres        Property owned
Providence, Rhode Island................     16 acres         12/31/99
Providence, Rhode Island................      6 acres         12/31/99

(1) Prolerized Scrap plant operation.


         The Company has been notified that a portion of the Worcester, Massachusetts property owned by one of its joint operations may be taken by eminent domain in order to extend a state highway.

         The Proler Recycling plants at Coolidge, Arizona and Lathrop, California are on approximately 80 acres and 15 acres of owned land, respectively. The Company's Seattle, Washington low residual ferrous plant is located on approximately two acres of land under a lease that expires in June, 1999.

         In addition to the above, the Company owns approximately 47 acres in various parts of the country that are not used in current operations. In addition, the joint operations own or lease industrial properties that are being used for feeder yards or will be used for expansion of facilities.

         The management of the Company believes that all of the plants operated by the Company or by its joint operations are equipped and maintained to adequately support the present operations at such plants, and are served by transportation and other facilities generally adequate to permit efficient operation.

ITEM 3.  LEGAL PROCEEDINGS.

         On April 17, 1996, a Los Angeles Grand Jury subpoena was issued by the Antitrust Division of the United States Department of Justice ("DOJ") requiring the production of certain documents and information principally concerning the purchase of scrap metal by HNP. HNP intends fully to cooperate with the DOJ, and toward that end, HNP and its joint venture partners will be engaged in the process of assembling relevant information. At this time HNP is not aware of any of the specifics underlying this investigation.


         The Company is subject to certain litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended January 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the name and age of each executive officer of the Company, all positions and offices held by each person named and the period during which each person named has served as an officer of the Company. Unless otherwise stated below, each person has held such positions and offices for more than the past five years:

                                                                                                      SERVED
                                                                                                       AS AN
                                                                                                    OFFICER OF
         NAME                      AGE               POSITION AND OFFICES HELD                     COMPANY SINCE
Herman Proler                      68          Chairman of the Board, Director (1)                         1948
Steven F. Gilliland                44          President, Chief Executive Officer,
                                                  Director  (2)1995
Norman G. Bishop                   65          Vice President-Technical (3)                            1993
Harold B. Burnham                  51          Vice President (4)                                      1995
Dennis L. Caputo                   49          Vice President-Environmental
                                                  and Safety Compliance (5)                            1989
David A. Juengel                   36          Vice President, Treasurer and
                                               Assistant Secretary (6)                                 1991
Ian A. Linton                      36          Vice President-Western Operations (7)                   1991
Michael F. Loy                     50          Vice President-Finance, Chief Financial
                                                 Officer and Secretary (8)                             1992
Kurt Smalberg                      60          Vice President-Scrap Operations (9)                     1995
Joy S. Thakur                      29          Vice President (10)                                     1995



(1) Mr. Proler has been Chairman of the Board since 1985. From 1985 until October 5, 1995, Mr. Proler also served as Chief Executive Officer of the Company.

(2) Mr. Gilliland was elected President, Chief Operating Officer and Director on February 8, 1995 and on October 5, 1995 was elected Chief Executive Officer. Mr. Gilliland was employed by CRSS Inc. and its predecessors in various executive positions from 1980 to 1990 and again from 1992 to 1995 when he served as Senior Vice President. From 1990 to 1992, he served as Senior Vice President and Chief Operating Officer of Transco Power Company.

(3) Mr. Bishop joined the Company on February 13, 1989 and served as Vice President of Proler Environmental. He was elected Vice
         President-Technical of the Company on April 12, 1993. Prior to February 13, 1989, Mr. Bishop was Vice President of Zia Technology, Inc. for seven years.

(4) Mr. Burnham joined the Company on June 12, 1995, as Vice President. Prior to his employment with Proler, he was employed as Director of Sales for Gilbert Commonwealth in 1994. He served as Director, Business Development in the Power Division of CRS Sirrine Engineers, Inc. from 1987 to 1994.

(5)      Mr. Caputo joined the Company on June 8, 1989, as Vice
         President-Environmental and Safety Compliance. Prior to his employment with the Company, Mr. Caputo was a principal with ENSR Consulting and Engineering.

(6) Mr. Juengel joined the Company on September 23, 1988 as Tax Manager. He was elected Assistant Vice President of Finance and Accounting on September 11, 1991 and was promoted to Vice President, Treasurer and Assistant Secretary on December 8, 1992. Prior to his employment with the Company, Mr. Juengel was employed as a Tax Manager by Ernst & Young and Coopers & Lybrand.

(7) Mr. Linton joined the Company on May 20, 1991. He was elected Vice President- Refining on June 12, 1991 and was promoted to Vice President-Western Operations on December 8, 1992. Prior to his employment with the Company, Mr. Linton was employed as Group Manager of Capper Pass & Son Limited, North Humberside, England.

(8) Mr. Loy joined the Company on August 1, 1992 as Vice President-Finance and Chief Financial Officer and on December 8, 1992 was elected to the additional position of Secretary of the Company. Prior to joining the Company, Mr. Loy served from 1989 to 1992 as Director and President of MFL Consulting Group, Inc. From 1987 to 1989, he served as Director, Vice President and Chief Financial Officer of Cabot Energy Corporation.

(9) Mr. Smalberg joined the Company on October 15, 1995, as Vice President-Scrap Operations. Prior to his employment with the Company, Mr. Smalberg was a private investor from October, 1994 to October, 1995, Senior Vice President of Hugo Neu Corporation from October, 1990 to September, 1994 and President of the Steel Can Recycling Institute from August, 1988 to September, 1990.


(10) Mr. Thakur joined the Company on May 30, 1995, as Vice President. He was previously employed as Manager of Project Development for Gas Energy, Inc. in New York, from 1994 to 1995, and in a variety of financial positions with CRSS Inc. from 1987 to 1994.

         The term of office of each of the above officers extends until the next annual meeting of directors or until his successor has been duly elected and qualified.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND STOCKHOLDER MATTERS.

         The table below summarizes the high and low sales prices reported on the New York Stock Exchange for shares of the Company's common stock.

         HIGH AND LOW SALES PRICES OF COMMON STOCK BY FISCAL QUARTERS(1)

                                       FOR THE YEARS ENDED JANUARY 31,
                                ------------------------------------------
                                        1996                     1995
                                --------------------    ------------------
                                   HIGH        LOW         HIGH      LOW

      First quarter...........    $8        $6 3/8      $14 3/4     $7 1/2
      Second quarter..........     8 1/4     7 1/8        9 5/8      7 5/8
      Third quarter...........     8 7/8       7         10 1/4      6 7/8
      Fourth quarter..........     8 5/8       7          7 5/8      5 5/8


(1) The Company's common stock is traded on the New York Stock Exchange. As of April 26, 1996, there were 356 holders of record of the Company's common stock.

         The Company's Board of Directors suspended the payment of dividends on the Company's Common Stock in fiscal 1992. Also, the Company's credit agreements with a bank prohibit the payment of cash dividends. See Note 5 to the Consolidated Financial Statements.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

         The table below sets forth a summary of selected consolidated financial information of the Company and its subsidiaries for the periods indicated:

                                                           FOR THE YEARS ENDED JANUARY 31,
                                          -------------------------------------------------------------------
                                              1996         1995          1994          1993           1992
                                          ----------   ----------    -----------   ------------   -----------
                                                       (Dollars in thousands except per share amounts)

Net sales (1).........................    $   13,432   $   18,610    $    43,706   $     63,842   $   110,890
                                          ==========   ==========    ===========   ============   ===========

Earnings (loss) from joint
   operations.........................    $    3,575   $    2,974    $     2,768   $      (5,660) $     (3,327)
                                          ==========   ==========    ===========   =============  ============

Asset write-downs and
  other charges.......................    $    (6,451) $     --      $      --     $       --     $     (3,495)
                                          ===========  ==========    ===========   ===========    ============

Net income (loss).....................    $    (9,044) $      303    $     (2,262) $      (9,909) $    (16,328)
                                          ===========  ==========    ============  =============  ============

Net income (loss)
  per share...........................    $   (1.92)   $      .06    $      (.48)  $      (2.10)  $     (3.47)
                                          =========    ==========    ===========   ============   ===========

Investment in joint operations,
   at equity..........................    $   39,359   $   34,776    $    26,273   $     40,138   $    61,298
                                          ==========   ==========    ===========   ============   ===========

Total assets..........................    $   66,772   $   65,439    $    66,583   $     77,799   $   119,173
                                          ==========   ==========    ===========   ============   ===========

Long-term debt........................    $    9,700   $    --       $      --     $      5,000   $     --
                                          ==========   ==========    ===========   ============   ===========

Cash dividends per
  share...............................    $     --     $    --       $     --      $       --     $      .325
                                          ==========   ==========    ===========   ============   ===========

(1) The Company sold its Houston plant in the second quarter of fiscal 1993 and its Kansas City and Vinton plants in the first quarter of fiscal 1995. Such plant sales account for the majority of the revenue decline since fiscal 1992.

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


                    PROFORMA CONDENSED COMBINED BALANCE SHEET
                             AS OF JANUARY 31, 1996

                                                                             PROPORTIONATE
                                                                                SHARE OF              COMBINED
                                                           COMPANY          JOINT OPERATIONS           COMPANY
                                                       -------------        -------------          -------------
                                                                             (in thousands)
Current assets.....................................    $       7,234        $      31,661          $      38,895
Investments in joint operations....................           39,359                 --                     --
Property and other assets, net.....................           20,179               14,825                 35,004
                                                       -------------        -------------          -------------
                                                       $      66,772        $      46,486          $      73,899
                                                       =============        =============          =============

Current liabilities................................    $       3,732        $       5,758          $       9,490
Borrowings under revolving line of credit                      9,700                 --                    9,700
Other liabilities..................................            3,876                1,369                  5,245
Stockholders' and partners' equity.................           49,464               39,359                 49,464
                                                       -------------        -------------          -------------
                                                       $      66,772        $      46,486          $      73,899
                                                       =============        =============          =============


               PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 31, 1996

                                                                              PROPORTIONATE
                                                                                SHARE OF              COMBINED
                                                           COMPANY          JOINT OPERATIONS           COMPANY
                                                       -------------        ------------           -------------
                                                                           (in thousands)
Net sales..........................................    $      13,432        $    142,931           $     156,363
Cost of sales......................................           14,084             135,502                 149,586
                                                       -------------        ------------           -------------
     Gross profit (loss)...........................             (652)              7,429                   6,777
Earnings from joint operations.....................            3,575                                        --
Selling, general and administrative
     expense.......................................           (4,418)             (4,162)                 (8,580)
Research and development expense...................           (1,226)                                     (1,226)
Asset write-downs and other charges................           (6,451)                                     (6,451)
                                                       --------------                              -------------
    Operating income (loss)........................           (9,172)                                     (9,480)
Gain on sale of assets.............................              318                                         318
Other income (expense), net........................               39                 308                     347
                                                       -------------                               -------------
Income (loss) before income taxes..................           (8,815)                                     (8,815)
Provision for income taxes.........................              229                                         229
                                                       -------------        ------------           -------------
Net income (loss)..................................    $      (9,044)      $       3,575           $      (9,044)
                                                       ==============       ============           =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

         The statements contained in this report, in addition to historical information, are forward looking statements based on the Company's current expectations, and actual results may vary materially. The Company's business and financial results are subject to various risks and uncertainties, including the cyclical nature of the scrap processing business, the fact that the Company exercises limited control over its joint operations, competitive factors such as the availability and cost of raw scrap for inventory, fluctuations in sales prices and demand for the products of the Company and the joint operations, the ability to reduce excess inventories at the joint operations, the Company's ability to correct operational and start-up problems at its Coolidge facility as projected, the uncertainty of any future transactions resulting from the Company's retention of investment bankers and the other risks and uncertainties discussed herein. These forward looking statements are provided as a framework for the Company's discussion of its business and management's analysis of the Company's financial condition and results of operations. The Company does not intend to provide updated information other than in the context of its Quarterly Reports on Form 10-Q.

GENERAL

         The Company reported a consolidated net loss of $9,044,000 for the year ended January 31, 1996 as compared with consolidated net income of $303,000 in fiscal 1995. In the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," and recorded asset write-downs and other charges of $6.5 million which contributed to the fiscal 1996 net loss. See Note 4 to the Consolidated Financial Statements.

         The Company is primarily engaged, through its subsidiaries and its joint operations, in buying, processing, recycling and selling ferrous and other scrap metals. While the Company sells products from its consolidated operations primarily to domestic markets, the joint operations primarily export scrap to foreign markets. The Company's and its joint operations' current business is characterized by cyclical fluctuations in profitability depending upon the availability and price of raw scrap and the demand and prices for processed scrap by the domestic and foreign iron and steel industries and the non-ferrous metals industries.

         The Company's unincorporated joint operations are structured so that the participants advance and withdraw funds equally, and policy decisions require the unanimous consent of the participants. The Company makes advances to the joint operations on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives periodic distributions from its joint operations, primarily from the sales proceeds of shipments. During fiscal 1996, the Company's advances to joint operations exceeded distributions by $4.2 million, exclusive of the cash proceeds from the sale of interests in HPI and HPNJ. See
Note 6 to the Consolidated Financial Statements.

         Raw material for the Proler Process consists primarily of scrap automobiles purchased on a day-to-day basis from a large number of small suppliers, including automobile salvage yards, scrap dealers and truckers. In order to maintain its sources of supply, the joint operations purchase raw materials from their suppliers even during periods when they face lower demand and lower prices for the products they sell. The principal supply of raw material for the production of precipitation iron and low residual steel is from scrap generated in the manufacture of metal cans and containers primarily purchased directly from container manufacturers. The Company also acquires used cans from municipal waste processors and various scrap dealers.

         The Company does not determine contribution to gross profits by its various product lines, which necessarily would involve a number of arbitrary cost allocations. However, it can generally be stated that, while gross profit margins vary among the product lines and from year-to-year, gross profit margins historically have been higher on Prolerized Scrap and non-ferrous scrap than on precipitation iron and other ferrous scrap.

         As described in "Item 1. Current Developments," during the past three years the Company has sold its domestic scrap operations, certain joint venture operations, real estate holdings and other non-operating assets as part of a business plan intended to enable the Company to complete a transition from its current participation in the highly cyclical scrap business, primarily through its joint operations, to a recycling company engaged in environmental services, energy supply and metals recovery with majority control of its significant assets. With the divestitures of the domestic scrap operations, the Company's principal scrap processing business is conducted through its joint operations, with the Company's remaining revenues derived from the Proler Recycling plants.

         As discussed in "Item 1. Current Developments" the Company recently retained two investment firms to assist in evaluating a broad range of strategic alternatives to deal with the Company's short and long-term goals and capital needs. Such alternatives may include sales, public or private offerings of debt or equity securities, mergers, spin-offs, joint ventures and acquisitions. These actions may involve one, two or all of the Company's businesses.

LIQUIDITY, FINANCING AND CAPITAL RESOURCES

         The Company currently meets its working capital requirements from distributions from the joint operations and borrowings under the credit facility described below. As of January 31, 1996, the Company had working capital of $3.5 million, a decline from the $5.0 million reported as of January 31, 1995. Between the same periods, the Company's share of combined working capital in the joint ventures increased by $2.5 million, from $23.4 million to $25.9 million. Based on the terms of the Company's credit agreements, outstanding debt will be classified as a current liability in the Company's Consolidated Financial Statements as of April 30, 1996

resulting in negative working capital at the Company as of that date. This reclassification does not affect working capital levels at the joint operations.

         During fiscal 1996, the Company received combined cash proceeds of approximately $5.1 million from the sale of real estate and the sale of its interests in HPI and HPNJ. See Note 6 to the Consolidated Financial Statements.

         As noted above, the Company regularly makes advances to the joint operations and receives periodic distributions, primarily from the sales proceeds of export shipments. The joint operations also purchase inventory to maintain sources of supply, even in periods of lower demand and lower sales prices. Given these factors and the cyclical nature of the scrap markets, the Company's liquidity can be adversely affected if lower sales, coupled with continued inventory purchases, result in accumulation of excess inventories at the joint operations. During the period from October, 1995 through December, 1995 and again in March, 1996 and continuing to date, the joint ventures have experienced lower prices and demand from foreign steel mills and higher levels of inventory purchases, resulting in the accumulation of excess inventories and increased financing requirements. Currently, approximately 30% of these inventories are subject to outstanding sales orders. The Company is financing its share of increased inventory purchases primarily through increased borrowings under its bank credit facilities. The level of debt is reduced as the proceeds of export sales are received. Due to the volume of sales activity and inventory levels, the Company's bank debt has fluctuated in recent months.

         As of January 31, 1996, borrowings of $9.7 million were outstanding under the revolving line of credit, down from a high of $18.4 million in December 1995, and $6.2 million of letters of credit were outstanding under the letter of credit facility, including $4.89 million issued in connection with a lease at a joint operation's Los Angeles facility. In February, 1996, the Company paid the revolving line of credit down to $0.7 million, primarily from distributions of sales proceeds of export shipments. In March and April, 1996, the Company made significant advances to the joint operations, primarily for inventory purchases, and funded operating losses from the consolidated operations. As of April 26, 1996, outstanding borrowings on the revolver totalled $17.2 million. The Company expects that its outstanding borrowings will increase until additional export sales orders are made and completed.

         As more fully described in Note 5 to the Consolidated Financial Statements, the Company's credit agreements with the bank, as amended, provide for a $23 million revolving line of credit, an additional $5 million revolving line of credit and a $6.5 million letter of credit facility. The agreements are collateralized by substantially all of the Company's assets, including its rights to distributions from certain joint operations. The revolving lines of credit are subject to a borrowing base of eligible receivables and inventory, and the combined commitment levels reduce by certain amounts at specified dates to $10 million at January 31, 1997. The $23 million line of credit terminates on February 28, 1997, the $5 million line of credit terminates on June 30, 1996 and the $6.5 million letter of credit facility terminates on June 30, 1997. Management believes that the amounts available under its credit facilities, together with distributions from joint operations, should be sufficient to meet its current working capital and short-term inventory financing requirements. However, those requirements could increase if inventory accumulations at the joint ventures continue. The Company's ability to borrow against assets of the joint operations may be limited by the Company's inability to grant a direct security interest in those assets to the bank and by certain limitations on the Company's ability to pledge its interests in the joint operations.

         Consolidated capital expenditures of $7.1 million in fiscal 1996 were primarily for new plant construction at the Company's Coolidge location. In addition, the Company's share of joint operations' capital expenditures for fiscal 1996 was $4.6 million, most of which was expended for replacement and improvement of plant and equipment.

         As discussed in "Item 1. Current Developments" and "Research," the Company continues to develop and test industrial waste processing and recovery technologies. In fiscal 1997, Proler Environmental expects to incur approximately $3 million in continued research and development, marketing and feasibility study activities. Proler Environmental also expects to incur significant capital expenditures in the commercial application of its gasification process; however, the amount and timing of such expenditures are uncertain. Management believes that external financing sources, coupled with internally generated funds, will be sufficient to fund such future capital outlays. As discussed in Note 9 to the Consolidated Financial Statements, Proler Recycling has an agreement containing an inventory purchase commitment totalling $1.7 million.

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

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

         Consolidated net sales of $13.4 million in fiscal 1996 were 28% lower than consolidated net sales of $18.6 million in fiscal 1995. Consolidated cost of sales of $14.1 million in fiscal 1996 were 21% lower than consolidated cost of sales of $17.9 million in fiscal 1995. The decreases in both sales and cost of sales were principally due to the sale of the Company's Kansas City and Vinton plants during the first quarter of fiscal 1995. Fiscal 1995 included $4.7 million and $4.6 million in sales and cost of sales, respectively, attributable to the sold plants. Excluding the sold plants from the results of operations, the following table highlights the more significant operating information of the Proler Recycling plants (dollars in thousands):


                                            FOR THE YEARS ENDED JANUARY 31,
                                  -----------------------------------------
                                      1996              1995       % CHANGE
                                  -----------       ------------   --------
Sales volumes (gross tons)......       77,200            100,000      (23)%

Net sales.......................   $   13,432        $    13,941       (4)%
Cost of sales...................       14,084             13,271        6 %
                                   ----------        -----------
Gross profit (loss).............   $     (652)       $       670
                                   ===========       ===========

         The sales volume decrease during fiscal 1996 is primarily attributable to reduced demand for precipitation iron by copper mining customers and lower tin production and sales due to operational problems experienced at the tin recovery unit. Sales price increases for precipitation iron substantially offset the effect of reduced volumes sold. The Company consolidated its production operations at its Lathrop plant during the fourth quarter of fiscal 1996, which is expected to lower future unit production costs and increase margins. The operational problems experienced at the Coolidge tin recovery unit resulted in a 30% decline in production and a loss for the year of approximately $1.0 million. Start-up operations of the Company's copper recovery unit in Coolidge commenced in the fourth quarter of fiscal 1996. Start-up losses from the unit were approximately $0.5 million in the quarter. Gross profit from the sale of precipitation iron and low residual steel partially offset these losses. The copper recovery unit is now operating, however losses continued into the first two months of fiscal 1997.

         Earnings from joint operations increased from $3.0 million in fiscal 1995 to $3.6 million in fiscal 1996. As more fully discussed in Note 6 to the Consolidated Financial Statements and Note 4 to the Combined Financial Statements, in October, 1995 the Company completed the sale of its joint venture interests in HPI and HPNJ. The Company's share of pretax losses from these joint ventures was $0.1 million and $2.3 million for fiscal 1996 and 1995, respectively.

         The Company's share of pretax loss from joint operations for the fourth quarter of fiscal 1996 was $2.7 million compared with pretax earnings of $2.8 million for the fourth quarter of fiscal 1995 as the result of lower sales prices and demand from foreign steel mills. Due to these market conditions as well as the start-up losses of the Company's wholly-owned operations discussed above, the Company expects to report a net loss in the first quarter of fiscal 1997.

         In fiscal 1995, the Company recorded equity income of $2.4 million, net to its interest in the joint operations, attributable to the sale of inventory that had no cost basis. The production and accounting process utilized by the joint operations to record inventory quantities (particularly shredded scrap) relies on estimates that can be affected by weight imprecisions, moisture and other factors. Such factors historically have a tendency to understate actual scrap quantities. When certain inventories are substantially depleted as occurred in fiscal 1995 and 1994, unrecorded quantities that have no cost basis are realized.


         Excluding the results from the sold joint venture interests, the following table highlights the more significant operating statistics and percentage changes between fiscal 1996 and 1995 of the joint operations on a 100% basis (dollars in thousands):

                                             FOR THE YEARS ENDED JANUARY 31,
                                      ------------------------------------------
                                          1996              1995        % CHANGE
                                      ------------      -------------   --------
Sales volumes (gross tons)..........     2,112,000          1,786,000        18%

Net sales...........................  $    309,090      $     233,856        32%
Cost of sales.......................       292,681            217,201        35%
                                      ------------      -------------
Gross profit........................  $     16,409      $      16,655
                                      ============      =============

         Ferrous scrap sales volumes increased 19% in fiscal 1996 while non-ferrous sales volumes decreased slightly. The ferrous scrap sales increase was primarily due to increased demand from steel mills in South Korea and Turkey. Non-ferrous sales prices increased by approximately 70% during the year while average ferrous sales prices increased by approximately 10%. Cost of sales per ton increased by 14% primarily as a result of higher buying costs. Also, in fiscal 1996, LIFO cost of sales was approximately $5.2 million higher than using replacement costs. In fiscal 1995, LIFO cost of sales was approximately $2.1 million lower than using replacement costs.

         Selling, general and administrative expenses increased 19% in fiscal 1996 compared to fiscal 1995 due primarily to increased personnel and to increased marketing related expenses attributable to the Company's gasification project.

         Research and development expenses decreased $0.5 million compared to fiscal 1995 due mainly to reduced research activities at Proler Recycling.

         As discussed more fully in Note 4 to the Consolidated Financial Statements, the Company recorded asset write-downs and other charges of $6.5 million in the fourth quarter of fiscal 1996.

         Interest expense increased 41% during fiscal 1996 due to increased bank borrowings and increased borrowings on company-owned life insurance policies.

         Other income, net (which includes real estate costs of $0.7 million and $1.0 million in fiscal 1996 and 1995, respectively) increased approximately $1.0 million during fiscal 1996 as compared to fiscal 1995 due primarily to the reimbursement of legal fees and settlement charges by the Company's insurance carriers from the settlement of a lawsuit.

FISCAL 1995 COMPARED TO FISCAL 1994

         Consolidated net sales of $18.6 million in fiscal 1995 were 57% lower than consolidated net sales of $43.7 million in fiscal 1994. Consolidated cost of sales of $17.9 million in fiscal

1995 were 56% lower than consolidated cost of sales of $40.6 million in fiscal 1994. The decreases in both sales and cost of sales were principally due to the sale of the Company's Kansas City and Vinton plants during the first quarter of fiscal 1995. The Company recorded net sales and cost of sales of $29.1 million and $28.5 million, respectively, during fiscal 1994 attributable to operations at these two plants. Fiscal 1995 included $4.7 million and $4.6 million in sales and cost of sales, respectively, attributable to the sold plants. Additionally, fiscal year 1994 included approximately $900,000 of parts and equipment net sales proceeds whereas the gain on such sales in fiscal 1995 was insignificant.

         Excluding the Kansas City and Vinton plants and the parts and equipment sales from the results of operations, the following table highlights the operating information of the Proler Recycling plants (dollars in thousands):

                                          FOR THE YEARS ENDED JANUARY 31,
                                 --------------------------------------------
                                      1995                  1994     % CHANGE
                                 ---------------       ------------  --------
Sales volumes (gross tons)....           100,000            107,000    (7)%

Net sales.....................    $       13,941       $     13,723     2 %
Cost of sales.................            13,271             12,015    10 %
                                  --------------       ------------
Gross profit..................    $          670       $      1,708   (61)%
                                  ==============       ============

           The increase in cost of sales during fiscal 1995 was due partially to non-recurring disposal charges and costs associated with the development of a new recycling program involving waste streams from the printed circuit board industry. Additionally, the Company experienced increases in the purchase price of scrap material used in the manufacture of precipitation iron and low residual steel. Corresponding sales price increases were less than the cost increases due to the majority of the Company's precipitation iron sales being under fixed-price contracts. These contracts were renegotiated such that the sales prices fluctuate monthly in relation to certain prevailing scrap prices.

           Earnings from joint operations were $3.0 million in fiscal 1995 compared to $2.8 million in fiscal 1994. The joint operations primarily make export sales and the sales prices realized during most of the year were less than those in the domestic market. The joint operations compete to buy scrap in the domestic market where higher sales prices result in higher buying costs. In the fourth quarter, despite such higher buying costs, the joint operations reported an increase in gross profit, primarily due to a significant increase in nonferrous sales and a LIFO inventory cost reduction.

           The following table highlights the more significant operating statistics and percentage changes between fiscal 1995 and 1994 of the joint operations on a 100% basis (dollars in thousands):

                                           FOR THE YEARS ENDED JANUARY 31,
                                  ----------------------------------------------
                                        1995                1994        %CHANGE
                                  ---------------    ---------------    --------
Sales volumes (gross tons).....         2,105,000          2,607,000      (19)%

Net sales......................   $       267,063     $      307,455      (13)%
Cost of sales..................           253,756            294,360      (14)%
                                  ---------------     --------------
Gross profit...................   $        13,307     $       13,095        2 %
                                  ===============     ==============

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

           In fiscal 1995, the Company recorded equity income of $2.4 million, net to its interest in the joint operations, attributable to the sale of inventory that had no cost basis. In fiscal 1994, the Company recorded $1.5 million in similar sales of inventory that had no cost basis. The production and accounting process utilized by the joint operations to record inventory quantities (particularly shredded scrap) relies on estimates that can be affected by weight imprecisions, moisture and other factors. Such factors historically have a tendency to understate actual scrap quantities. In periods such as fiscal 1994 and fiscal 1995 when certain inventories are substantially depleted, unrecorded quantities that have no cost basis are realized. Partially offsetting these sales, the Company recorded equity losses of $2.3 million and $0.6 million in fiscal 1995 and 1994, respectively, attributable to its interests in HPI and HPNJ. The Company liquidated its investment in this joint operation in October, 1995.

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

           Other income (expense), net (which includes real estate costs of $1.0 million and $2.3 million in fiscal 1995 and 1994, respectively) decreased approximately $1.4 million in fiscal 1995 as compared to fiscal 1994 primarily due to $1.1 million of reduced site restoration costs in the current year. Also included in fiscal 1995 is approximately $0.3 million in income attributable to an expired option on the sale of one of the Company's properties located in Missouri.

           Income taxes decreased by approximately $0.4 million in fiscal 1995 compared to fiscal 1994 primarily due to decreased tax liabilities at the corporate joint operations. The fiscal 1994 income tax provision included the Company's share of taxes related to the sale of Prolerized Chicago Corp.'s assets.

ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

           The Company's operations are subject to environmental laws and regulations, and the Company is involved in ongoing proceedings and communications with regulatory authorities concerning environmental matters. It is possible that, as a result of these proceedings and communications, the Company may in the future incur additional costs to assure compliance with environmental laws and regulations, or it may be required to modify or curtail operations. In the past, the Company has incurred significant environmental costs in connection with the clean-up and handling of materials at sites operated by the Company. See "Item 1. Environmental Matters," Note 9 to the Consolidated Financial Statements and Note 6 to the Combined Financial Statements.

NEW ACCOUNTING STANDARDS

           In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosures if expense recognition is not adopted. The Company does not intend to elect expense recognition for stock options and therefore implementation of SFAS No. 123 will have no effect on the Company's operating results or financial condition.

INFLATION

           The effect of inflation on the Company has not been significant during the past several years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required under this item begins on page 33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

           In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended January 31, 1996, a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)&(2) - Financial Statements and Financial Statement Schedules:
             Reference is made to the index on page 33 of this Report.

(3) - Exhibits: Reference is made to the list on pages 75-78 of the exhibits filed with this Report. (b) No reports on Form 8-K were filed during the quarter ended January 31, 1996.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                      PROLER INTERNATIONAL CORP.
                                                                (COMPANY)


April 30, 1996                                           /S/ STEVEN F. GILLILAND
                                                             STEVEN F. GILLILAND
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                   (PRINCIPAL EXECUTIVE OFFICER)


April 30, 1996                                                /S/ MICHAEL F. LOY
                                                                  MICHAEL F. LOY
                                                        VICE PRESIDENT - FINANCE
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

April 30, 1996                                                  /S/ HARVEY ALTER
                                                          HARVEY ALTER, DIRECTOR

April 30, 1996                                           /S/ STEVEN F. GILLILAND
                                                   STEVEN F. GILLILAND, DIRECTOR

April 30, 1996                                              /S/ RICHARD B. MAYOR
                                                      RICHARD B. MAYOR, DIRECTOR

April 30, 1996                                               /S/ JOHN J. MCKENNA
                                                       JOHN J. MCKENNA, DIRECTOR

April 30, 1996                                                 /S/ HERMAN PROLER
                                                         HERMAN PROLER, DIRECTOR


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            PAGE(S)

PROLER INTERNATIONAL CORP. AND SUBSIDIARIES:
    Report of Independent Accountants................................................................           34

    Consolidated Financial Statements:

       Balance Sheets at January 31, 1996 and 1995...................................................           35

       Statements of Operations for the three years ended January 31, 1996...........................           36

       Statements of Stockholders' Equity for the three years ended January 31,
         1996........................................................................................           37

       Statements of Cash Flows for the three years ended January 31, 1996...........................           38

       Notes to Consolidated Financial Statements....................................................        39-58

PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS:

    Reports of Independent Accountants...............................................................        59-61

    Combined Financial Statements:

       Balance Sheets at January 31, 1996 and 1995...................................................           62

       Statements of Operations for the three years ended January 31, 1996...........................           63

       Statements of Stockholders' and Partners' Equity for the three years ended
            January 31, 1996.........................................................................           64

       Statements of Cash Flows for the three years ended January 31, 1996...........................           65

       Notes to Combined Financial Statements........................................................        66-74

The financial statement schedules have been omitted because they are not required, not applicable or the required information is presented in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Proler International Corp.

         We have audited the consolidated balance sheets of Proler International Corp. and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proler International Corp. and subsidiaries as of January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Notes 1, 4, and 7 to the consolidated financial statements, the Company changed its methods of accounting for income taxes in fiscal 1994 and for impairment of long-lived assets in fiscal 1996.




                                                        COOPERS & LYBRAND L.L.P.



Houston, Texas
April 29, 1996


                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1996 AND 1995


                                                                                       1996              1995
                                                                                  --------------   ----------
                                             ASSETS                                           (in thousands)
Current assets:
     Cash and cash equivalents................................................    $      1,161     $     3,829
     Accounts receivable, trade...............................................           1,659           2,012
     Other receivables........................................................             459             171
     Inventories..............................................................           2,776           1,752
     Maintenance parts........................................................             669             906
     Prepaid expenses.........................................................             510             672
                                                                                  ------------     -----------
       Total current assets...................................................           7,234           9,342
Investments in joint operations, at equity....................................          39,359          34,776
Property, plant and equipment, net............................................          15,845          19,245
Other assets..................................................................           4,334           2,076
                                                                                  ------------     -----------
             Total assets.....................................................    $     66,772     $    65,439
                                                                                  ============     ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade..................................................    $      1,956     $     2,094
     Accrued liabilities......................................................           1,776           2,223
                                                                                  ------------     -----------
         Total current liabilities............................................           3,732           4,317
Borrowings under revolving line of credit.....................................           9,700            --
Other liabilities.............................................................           3,876           2,642
Commitments and contingencies
Stockholders' equity:
     Common stock, par value $1 per share; authorized
         15,000,000 shares; issued and outstanding, 5,351,460
         shares...............................................................           5,351           5,351
     Capital in excess of par value...........................................             192             192
     Retained earnings........................................................          49,978          59,025
                                                                                  ------------     -----------
                                                                                        55,521          64,568
         Less 634,104 and 637,302 shares of
            treasury stock, respectively, at cost.............................          (6,057)         (6,088)
                                                                                  ------------     -----------
         Total stockholders' equity...........................................          49,464          58,480
                                                                                  ------------     -----------
             Total liabilities and stockholders' equity.......................    $     66,772     $    65,439
                                                                                  ============     ===========

               The accompanying notes are an integral part of the consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1996

                                                                        1996               1995              1994
                                                                  ---------------    --------------     -------------
                                                                        (in thousands except per share data)

Net sales.......................................................  $        13,432    $       18,610     $      43,706
Cost of sales...................................................           14,084            17,890            40,620
                                                                  ---------------    --------------     -------------
     Gross profit (loss)........................................             (652)              720             3,086
Earnings from joint operations..................................            3,575             2,974             2,768
Selling, general and administrative expense.....................           (4,418)           (3,723)           (4,413)
Research and development expense................................           (1,226)           (1,690)             (637)
Asset write-downs and other charges.............................           (6,451)             --                --
                                                                  ---------------    --------------     -------------
     Operating income (loss)....................................           (9,172)           (1,719)              804
                                                                  ---------------    --------------     -------------
Gain on sale of assets, net. . . . . ...........................              318             2,894              --
                                                                  ---------------    --------------     -------------
Other income (expense):
     Interest expense...........................................             (638)             (453)             (835)
     Interest income............................................              256               293               162
     Other, net.................................................              421              (551)           (1,943)
                                                                  ---------------    --------------     -------------
                                                                               39              (711)           (2,616)
                                                                  ---------------    --------------     -------------
Income (loss) before income taxes and accounting
   change.......................................................           (8,815)              464            (1,812)
Provision for income taxes......................................              229               161               568
                                                                  ---------------    --------------     -------------
Income (loss) before accounting change..........................           (9,044)              303            (2,380)
Cumulative effect of change in accounting for
   income taxes.................................................             --                --                 118
                                                                  ---------------    --------------     -------------
Net income (loss)...............................................  $        (9,044)   $          303     $      (2,262)
                                                                  ===============    ==============     =============


Weighted average shares outstanding.............................            4,714             4,711             4,711
                                                                  ===============    ==============     =============

Per share:
   Income (loss) before accounting change ......................  $         (1.92)   $          .06     $        (.51)
   Cumulative effect of change in
     accounting for income taxes................................             --                 --                .03
                                                                  ---------------    --------------      ------------
   Net income (loss)............................................  $         (1.92)   $          .06      $       (.48)
                                                                  ===============    ==============      ============

                 The accompanying notes are an integral part of the consolidated financial statements.


                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED JANUARY 31, 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                Capital
                                                                In Excess
                                                    Common       Of Par      Retained      Treasury     Stockholders'
                                                    Stock        Value       Earnings       Stock          Equity
                                                 ----------     --------   ------------   ----------    ------------
Balance at January 31, 1993..................   $     5,351     $    192   $     60,993   $   (6,118)   $     60,418
Net loss.....................................         --            --           (2,262)        --            (2,262)
                                                 ----------     --------   ------------   ----------    ------------
Balance at January 31, 1994..................         5,351          192         58,731       (6,118)         58,156
Net income...................................         --            --              303         --               303
Issuance of 3,198 shares under
  incentive compensation plan................         --            --               (9)          30              21
                                                 ----------     --------   ------------   ----------    ------------
Balance at January 31, 1995..................         5,351          192         59,025       (6,088)         58,480
Net loss.....................................          --           --           (9,044)        --            (9,044)
Issuance of 3,198 shares under
   incentive compensation plan...............          --           --               (3)          31              28
                                                 ----------     --------   ------------   ----------    ------------
Balance at January 31, 1996..................   $     5,351     $    192   $     49,978   $   (6,057)   $     49,464
                                                ===========     ========   ============   ==========    ============



                 The accompanying notes are an integral part of the consolidated financial statements.



                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1996

                                                                           1996             1995           1994
                                                                     --------------  --------------  ----------
                                                                                     (In thousands)
Cash flows from operating activities:
   Net income (loss)..............................................   $     (9,044)   $         303   $      (2,262)
   Adjustments to reconcile net income (loss) to cash:
     Depreciation.................................................          1,138              905             849
     Gain on sale of assets.......................................           (318)          (2,894)           --
     Provision for bad debts......................................             59               40            --
     Asset write-downs and other charges..........................          6,451             --              --
     Earnings from joint operations...............................         (3,575)          (2,974)           --
     Advances to joint operations, net of income taxes                     (4,035)          (5,629)           --
     Cumulative effect of accounting change.......................           --               --              (118)
     Other........................................................           (197)            (511)           --
   Changes in assets and liabilities, net of effects of assets sold:
     (Increase) decrease in receivables...........................            406            4,331          (1,667)
     (Increase) decrease in inventories and
        maintenance parts.........................................           (787)            (107)            433
     Decrease in prepaid expenses and
        other assets..............................................            405              115              63
     Increase (decrease) in current liabilities...................           (938)          (1,121)          1,504
     Decrease in other liabilities................................           (156)            (347)           (340)
                                                                     ------------    -------------   -------------
     Net cash used in operating activities........................        (10,591)          (7,889)         (1,538)
                                                                     ------------    -------------   -------------
Cash flows from investing activities:
   Capital expenditures...........................................         (7,061)          (3,859)         (2,628)
   Proceeds from sales of assets..................................          5,251            8,170             551
   Distributions from joint operations, net of earnings
        and advances..............................................           --               --            12,883
   Dividends received from joint operations.......................             33              100             982
                                                                     ------------    -------------   -------------
     Net cash provided by (used in) investing activities                   (1,777)           4,411         11,788
                                                                     -------------   -------------  --------------
Cash flows from financing activities:
     Bank borrowings (repayments).................................          9,700            --            (10,000)
                                                                     ------------    ------------  ---------------
    Net cash provided by (used in) financing activities                     9,700           --             (10,000)
                                                                     -------------   ------------  ---------------
Net increase (decrease) in cash and cash equivalents                       (2,668)          (3,478)            250
Cash and cash equivalents at beginning of year....................          3,829            7,307           7,057
                                                                     ------------    -------------   -------------
Cash and cash equivalents at end of year..........................   $      1,161    $       3,829   $       7,307
                                                                     ============    =============   =============


               The accompanying notes are an integral part of the consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND INVESTMENTS IN JOINT OPERATIONS

         The consolidated financial statements include the accounts of Proler International Corp. ("the Company") and its wholly-owned direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts included in the prior year financial statements have been reclassified to be consistent with current year presentation with no effect on net income (loss) or equity.

         The consolidated financial statements also include, on the equity method, the Company's share of several joint operations with interests ranging from 33-1/3% to 50% (see Note 3). Included in the Company's consolidated retained earnings at January 31, 1996 and 1995 is approximately $37,998,000, and $33,765,000, respectively, related to undistributed earnings of the joint operations.

         The Company is primarily engaged, through its indirect wholly-owned subsidiaries and 50% or less-owned joint operations, in buying, processing, recycling and selling ferrous and other scrap metals. The Company's principal scrap processing business is conducted through its joint operations, which primarily make export sales. The Company's indirect wholly-owned subsidiary, Proler Recycling, Inc. ("Proler Recycling") operates three plants which collectively sell precipitation iron, low residual steel, tin, copper, etchants and specialty chemicals in the domestic market.

         INVENTORIES

         The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the others follow FIFO. Approximately 75% and 70% of the joint operations' combined inventory is accounted for using LIFO at January 31, 1996 and 1995, respectively. Such LIFO inventories are carried at $42,700,000 and $24,220,000 at January 31, 1996 and 1995, respectively, and the excess of replacement cost over LIFO value was approximately $24,288,000 and $19,092,000 at January 31, 1996 and 1995, respectively.

         REVENUE RECOGNITION

         The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer.


                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         FEDERAL INCOME TAXES

         The Company and its wholly-owned direct and indirect subsidiaries file a consolidated federal income tax return which includes the Company's share of earnings or losses from unincorporated joint operations. The corporate joint operations file separate federal income tax returns. Investment tax credits are accounted for using the flow-through method.

         Certain of the joint operations are organized as partnerships and others as corporations. The Company's share of the earnings of all joint operations is included in the consolidated statements of operations before income taxes and the provision for income taxes includes amounts applicable to its share of earnings from joint operations.

         In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as more fully described in
Note 7. Deferred federal income taxes are recorded based upon differences between the tax and financial reporting bases of the Company's assets and liabilities.

         PER SHARE INFORMATION

         Per share information has been computed based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of common shares outstanding for the years ended January 31, 1996, 1995 and 1994 does not include the effect of stock options as they were insignificant.

         PROPERTY, PLANT AND EQUIPMENT

         The Company primarily uses the straight-line method of providing depreciation over the estimated useful lives of the assets for financial reporting purposes. Estimated useful lives used in computing depreciation fall within the following ranges:
                                                                     YEARS
                                                                 -------------
  Machinery and equipment.....................................   3   to     15
  Automobiles, trucks and trailers............................   3   to      5
  Buildings and yard improvements.............................   4   to     33
  Furniture and fixtures......................................   5   to     10

         When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         RESEARCH AND DEVELOPMENT EXPENSE

         Research and development costs are charged to expense as incurred.

         CONSOLIDATED STATEMENTS OF CASH FLOWS

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash paid for income taxes and interest was approximately $303,000 and $496,000, $234,000 and $178,000 and $248,000 and
$487,000, in fiscal 1996, 1995 and 1994, respectively.

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

         The Company invests its excess cash in deposits with major banks and in money market securities of companies from a variety of industries. These securities typically mature within 90 days. The Company has not experienced any losses on its money market investments.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. The carrying value of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short term maturities of these instruments. The carrying value of the Company's note receivable and revolving credit agreements approximate fair value because the rates on such instruments are variable, based on current market.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         NEW ACCOUNTING STANDARD

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosures if expense recognition is not adopted. The Company does not intend to elect expense recognition for stock options and therefore implementation of SFAS No. 123 will have no effect on the Company's operating results or financial condition.

2.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

         The following are the details of certain balance sheet accounts (dollars in thousands):

                                                            JANUARY 31,
                                                      1996             1995
                                                  -------------    --------
INVENTORIES

Processed scrap ...............................   $         742    $      1,057
Unprocessed scrap and other....................           2,034             695
                                                  -------------    ------------
                                                  $       2,776    $      1,752
                                                  =============    ============

PROPERTY, PLANT AND EQUIPMENT, AT COST

Land...........................................   $         633    $        633
Machinery and equipment........................          17,631          12,245
Gasification plant.............................           --              3,661
Buildings and yard improvements................           8,427           5,163
Furniture and fixtures.........................             317             265
Construction in progress.......................             647           3,441
Assets held for sale...........................           5,143           9,639
                                                  -------------    ------------
                                                         32,798          35,047
Less accumulated depreciation..................         (16,953)        (15,802)
                                                  -------------    ------------
                                                  $      15,845    $     19,245
                                                  =============    ============



                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                                           JANUARY 31,
                                                                                   -----------------------------
                                                                                      1996              1995
                                                                                   ------------     ------------

OTHER ASSETS

Note receivable, net of associated deferred gain................................   $    2,502        $      --
Deferred compensation ..........................................................          718                718
Cash surrender value, less loans of $2,358 and $1,801 in
  1996 and 1995, respectively...................................................          948              1,244
Other...........................................................................          166                114
                                                                                   ----------        -----------
                                                                                   $    4,334        $     2,076
                                                                                   ==========        ===========

ACCRUED LIABILITIES

Payroll.........................................................................   $        77       $       496
Deferred compensation, current portion..........................................           516               500
Insurance ......................................................................           133               589
Environmental and litigation....................................................           555               346
Other...........................................................................           495               292
                                                                                   -----------       -----------
                                                                                   $     1,776       $     2,223
                                                                                   ===========       ===========

OTHER LIABILITIES

Deferred compensation, long-term portion........................................   $     2,490       $     2,642
Environmental and other.........................................................         1,386              --
                                                                                   -----------       -----------
                                                                                   $     3,876       $     2,642
                                                                                   ===========       ===========


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

         The principal joint operations included in the summary of financial information and the Company's percentage interest owned are as follows:

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



            Hugo Neu-Proler Company..................................     50%
            Prolerized New England Company...........................     50%
            Prolerized Chicago Corporation (a).......................     50%
            HPNJ (b).................................................     50%
            HPI (b)..................................................     49%
            Prolerized Schiabo-Neu Company........................... 33 1/3%

       (a)  Sold in October, 1993
       (b)  Sold in October, 1995

         A summary of the financial position of the combined joint operations (100% basis) is as follows (dollars in thousands):
                                                          JANUARY 31,
                                                     1996           1995
                                                 -----------     -------

     Current assets, primarily inventory.....    $    82,121     $    50,740
     Property, plant and equipment, net......         32,834          25,985
     Other...................................            431             415
                                                 -----------     -----------
                                                 $   115,386     $    77,140
                                                 ===========     ===========

     Current liabilities.....................    $    12,480     $     8,882
     Other liabilities.......................          2,739             436
     Stockholders' and partners' equity......        100,167          67,822
                                                 -----------     -----------
                                                 $   115,386     $    77,140
                                                 ===========     ===========

         The Company's investment in the joint operations and its percentage interest in the above assets and liabilities as of January 31, 1996 and 1995 is set forth below (dollars in thousands):

                                                            JANUARY 31,
                                                    ----------------------------
                                                          1996           1995
                                                    -----------     ------------

Current assets, primarily inventory.............    $    37,762     $    23,889
Property, plant and equipment, net..............         14,610          11,402
Other assets....................................            215             207
Liabilities.....................................         (7,127)         (4,349)
Adjustment to conform reporting periods.........         (6,101)          3,627
                                                    -----------     -----------
Net investment..................................    $    39,359     $    34,776
                                                    ===========     ===========


                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         A summary of the results of operations of the combined joint operations is as follows (dollars in thousands):

         Combined 100% Basis:
                                      FOR THE YEARS ENDED JANUARY 31,
                                          1996           1995          1994
                                      ------------   -----------  -------------

     Net sales.....................   $   333,526   $    267,063  $     307,455
                                      ===========   ============  =============
     Gross profit..................   $    15,407   $     13,307  $      13,095
                                      ===========   ============  =============
     Earnings......................   $     6,697   $      7,129  $       5,304
                                      ===========   ============  =============

    Company Percentage Interest:
                                       FOR THE YEARS ENDED JANUARY 31,
                                          1996           1995          1994
                                       -----------    -----------  ------------

     Net sales.....................    $   142,931   $    124,103  $    142,197
                                       ===========   ============  ============
     Gross profit..................    $     7,429   $      6,257  $      6,037
                                       ===========   ============  ============
     Earnings......................    $     3,575   $      2,974  $      2,768
                                       ===========   ============  ============

4.       ASSET WRITE-DOWNS AND OTHER CHARGES

         In the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long- lived Assets and for Long-lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluated the recoverability of certain individual real estate assets and recorded asset write-downs of approximately $1.2 million. Such write-downs are primarily due to uncertainties as to the Company's ability to utilize these assets in operations in the future and for which there appears to be relatively insignificant current market value.

         During the fourth quarter of fiscal 1996, Proler Environmental Services, Inc. ("Proler Environmental"), an indirect wholly-owned subsidiary of the Company, recorded a charge of approximately $4.0 million resulting from the write-off of its investment in its Houston gasification plant due to a change in its intended use. The Company is currently assessing the opportunities for and feasibility of various commercial applications of the gasification process, and is having discussions with several entities which may lead to the construction of one or more gasification plants. Management now believes that the future use of this gasification plant will be primarily that of demonstration, marketing and training for larger scale projects. As a result,

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


the Houston plant is not expected to generate any significant future net revenues and, accordingly, Proler Environmental wrote-off its $4.0 million investment in this plant.

         The Company also recorded a charge to operations of approximately $1.2 million in the fourth quarter of fiscal 1996 for the accrual of future clean-up and closure costs of a Houston landfill owned by the Company, which has now been determined not to be required in the Company's future operations and which is being closed pursuant to the requirements of Texas Natural Resource Conservation Commission rules and regulations.

5.       BANK DEBT

         In April, 1996, the Company amended its credit facilities to provide for a $23 million revolving line of credit, an additional $5 million revolving line of credit and a $6.5 million letter of credit facility. The agreements are collateralized by substantially all of the Company's assets, including its rights to cash distributions from certain joint operations. As of January 31, 1996, $9.7 million in borrowings were outstanding on the $23 million revolving line of credit and $6.2 million of letters of credit were outstanding.

         The combined commitment levels of the revolving lines of credit reduce from $28.0 million to the following: $23.0 million on June 30, 1996; $20.0 million on July 31, 1996; $17.5 million on August 31, 1996; $15.0 million on September 30, 1996; $12.5 million on December 31, 1996; and $10.0 million on January 31, 1997. The $23 million line of credit terminates on February 28, 1997, the $5 million line of credit terminates on June 30, 1996 and the $6.5 million letter of credit facility terminates on June 30, 1997. Amounts available under the lines of credit are computed in accordance with a borrowing base formula and are generally limited by values assigned to accounts receivable and inventory. A commitment fee of 1/2 percent per annum is charged on the unused portion of the revolving lines of credit. Borrowings under the revolving lines of credit bear interest at either the bank's prime rate plus one percent or a Eurodollar-based rate, at the Company's option.

         Under the terms of the credit agreements, the Company must maintain, among other things, a minimum net worth, specified ratios of current assets to current liabilities and specified levels of earnings before interest, taxes, depreciation and amortization as computed in accordance with the agreements. In addition, the Company is limited as to incurring additional indebtedness, limited to incurring capital expenditures in excess of certain amounts, and prohibited from paying cash dividends.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The joint operations have recently experienced lower prices and demand from foreign steel mills and higher levels of inventory purchases, resulting in the accumulation of excess inventories and increased financing requirements by the Company. As of April 26, 1996,outstanding bank borrowings totalled $17.2 million and the Company expects that its outstanding borrowings will increase until additional joint venture export sales orders are made and completed. Management believes that the amounts available under its credit facilities, together with distributions from joint operations, should be sufficient to meet its current working capital and short-term inventory financing requirements. However, those requirements could increase if inventory accumulations at the joint ventures continue.

6.       SALES OF ASSETS

         In October, 1993, substantially all of the assets of Prolerized Chicago Corporation, a 50%-owned joint operation, were sold to an unrelated third party for an aggregate consideration of approximately $2.4 million. The Company recognized a pretax gain of approximately $0.5 million attributable to its interest in this sales transaction. Such amount is included in earnings from joint operations. The Company's share of this joint operation's pretax earnings was $442,000 in fiscal 1994.

         In February, 1994, Prolerized Steel Corporation, an indirect wholly-owned subsidiary of the Company, sold the assets of its scrap metal processing facility located in Kansas City, Kansas to an unrelated third party for approximately $5.1 million. Also, in April, 1994, the assets of the Company's Vinton, Texas scrap processing facility were sold to an unrelated third party for approximately $2.6 million. The Company recorded gains on these two sales totaling $2.9 million. The Company reported net sales of $4.7 million and $29.1 million and gross profit of $0.1 million and $0.6 million attributable to the operations at the Kansas City and Vinton plants in fiscal 1995 and 1994, respectively.

         In July, 1995, the Company sold a 65 acre tract of real estate in Houston to an unrelated third party for $5.23 million. The consideration included $1.03 million in cash and a $4.2 million promissory note bearing interest at a bank's prime rate. The note is payable in 66 monthly installments with the first six payments of interest only, the next 59 payments of $61,000 of principal and interest and a final payment of the remaining balance in January, 2001 (which payment would approximate $1.9 million at current interest rates). The gain on sale of $1.6 million is being accounted for using the installment method of accounting and, accordingly, a $0.3 million gain on sale was recorded during fiscal 1996 and $1.3 million of the gain was deferred. In December, 1995, the Company also sold a 124 acre tract of real estate in Missouri to an unrelated third party for cash of $0.8 million, the approximate net book value of the property.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         In October, 1995, the Company sold its interest in HPI and HPNJ, joint ventures engaged in a scrap metal processing business in Newark, New Jersey, operating under the name of Metro Metal Recycling, to Hugo Neu Corporation, a partner in the ventures. The Company received $3.3 million in cash from the sale of its interest and an additional $4.4 million in cash representing reimbursement of advances made to the joint ventures. The proceeds approximated the Company's net book value of investments, and accordingly, no gain or loss was recognized. The Company's interest in these ventures was reduced to 1% for the January through October, 1995 period. The Company's share of the pretax losses of these ventures was $0.1 million, $2.3 million and $0.6 million in fiscal 1996, 1995 and 1994, respectively.

7.       INCOME TAXES

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes" effective February 1, 1993 and the cumulative effect of this change was a decrease in net loss of $118,000 or $.03 per share for fiscal 1994. This statement changed the criteria for the recognition and measurement of deferred tax assets or liabilities, including net operating loss carryforwards. The provision for income taxes is comprised of the following (dollars in thousands):

                                          FOR THE YEARS ENDED JANUARY 31,
                                     1996            1995             1994
                                --------------   -------------   ------------
Current:
   Federal....................  $          187   $         144   $        291
   State......................              42              17            277
Deferred:
   Federal....................            --              --             --
                                --------------   -------------   ------------
Provision for income taxes....  $          229   $         161   $        568
                                ==============   =============   ============



                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


   The difference between the effective rates reflected in the provision for income taxes and the amounts which would be determined by applying the statutory federal tax rate to earnings (loss) before income taxes are analyzed below (dollars in thousands):

                                                                           FOR THE YEARS ENDED JANUARY 31,
                                                                     -------------------------------------------
                                                                         1996               1995         1994
                                                                     ------------     -----------   ------------

Provision (benefit) for income taxes at statutory rate               $    (2,997)     $       158    $     (616)
Increases (reductions) resulting from:
     Effect of undistributed earnings of corporate
       joint operations.........................................              12              125          (167)
     Effect of liquidating distribution of corporate
       joint operations.........................................             --                18           258
     Federal income taxes of corporate joint
       operations and foreign sales corporations................             231              157           357
     State income taxes, net....................................              42               12           202
     Earnings of foreign sales corporations.....................            (609)            (485)         (518)
     Goodwill recognized on sale of assets......................            --                604          --
     Tax in excess of book basis on sale of
       interests in joint operations............................            (334)            --            --
     Net operating loss carryforward for financial
       reporting purposes not currently utilizable..............           3,742              --          1,039
     Net operating loss carryforward for financial
       reporting purposes currently utilizable..................             --              (449)         --
     Other, net.................................................             142               21            13
                                                                     -----------      -----------    ----------
Provision for income taxes......................................     $       229      $       161    $      568
                                                                     ===========      ===========    ==========

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to these deferred tax assets and liabilities at January 31, 1996 and 1995 are as follows (dollars in thousands):

                                                                                       JANUARY 31,
                                                                         ------------------------------------
                                                                             1996                    1995
                                                                         -------------          -------------
Deferred tax assets:
  Deferred compensation..............................................    $        776            $        824
  Reserves not currently deductible for tax..........................             512                     523
  Net operating loss and other tax carryforwards ....................           7,524                   6,267
  Asset write-downs..................................................           2,193                    --
  Deferred gain on sold property.....................................             441                    --
  Other..............................................................             187                     264
                                                                         ------------            ------------
                                                                               11,633                   7,878
                                                                         ------------            ------------

Deferred tax liabilities:
  Gain on involuntary conversion
     of a property...................................................             899                     899
  Depreciation.......................................................           1,343                   1,225
                                                                         ------------            ------------
                                                                                2,242                   2,124
                                                                         ------------            ------------
Net deferred tax asset...............................................           9,391                   5,754
Valuation allowance..................................................          (9,391)                 (5,754)
                                                                         -------------           -------------
   Net...............................................................    $       --              $       --
                                                                         =============            ============

             The Company has net operating loss carryforwards at January 31, 1996 for regular tax and alternative minimum tax reporting purposes of approximately $19.2 million and $10.0 million, respectively. The net operating loss carryforwards expire at various dates through 2011. The Company also has alternative minimum tax credit and investment tax credit carryforwards of approximately $0.7 million and $0.2 million, respectively, which expire at various dates.

8.       STOCKHOLDERS' EQUITY

         HOLDING COMPANY STRUCTURE. Effective February 28, 1996, the Company was formed as a holding company and succeeded to the ownership of all the assets and businesses previously owned by the former Proler International Corp. All issued shares of common stock were automatically converted into shares of common stock of the Company on a share-for-share basis. The new common and preferred stock have the same designations, rights and preferences as before, and the Company adopted the plans described below with identical terms and provisions. The Company has authorized 500,000 shares of $1 par value preferred stock of which 50,000

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


shares have been designated as Series A Junior Participating Preferred Stock. No shares have been issued under this authorization.

         STOCKHOLDER RIGHTS PLAN. In September, 1988, Proler International Corp. adopted a stockholder rights plan and declared a dividend distribution of preferred stock purchase rights which, after adjustment, entitle holders of each share of common stock to one-third of one preferred stock purchase right. In connection with the adoption of the holding company structure in February, 1996, the preferred stock purchase rights were redeemed for one cent per right, and the Company adopted an identical plan to the 1988 Plan.

         Under the terms of the stockholder rights plan, preferred stock purchase rights may become exercisable if a person or group acquires 20% or more of the Company's common stock or announces an offer to acquire 30% or more of the common stock. Each right initially will entitle stockholders to buy one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, $1 par value per share, at a price of $200.

         If the Company is acquired in a merger or other business combination at any time after the rights become exercisable and the Company is not the surviving corporation, or its common stock is changed or exchanged, or 50% or more of the Company's assets or earning power is sold or transferred, each such right will entitle its holder to purchase common shares of the acquiring company having a market value of twice the exercise price of each right (i.e., at a 50% discount). If a 20% or greater holder acquires the Company and the Company is the surviving corporation and its common stock is not changed or exchanged, or such holder engages in one or more "self-dealing" transactions as set forth in the Rights Agreement or increases its beneficial ownership of the Company by more than one percent in a transaction involving the Company, each right will entitle its holder, other than the acquiror, to purchase common stock of the Company (or under certain circumstances to receive cash, preferred stock, or other securities of the Company), at a similar 50% discount from market value at that time.

         Prior to acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock, the rights are redeemable for one cent per right at the option of the Board of Directors. In addition, the rights may be redeemed by stockholder action at one cent per right when certain procedures are complied with in connection with an acquisition proposal.

         1988 STOCK OPTION PLAN. The Company has a stock option plan whereby key employees may be granted options to purchase up to 280,000 shares of the Company's common stock at a price, determined by a committee of the Board of Directors, which cannot be less than 50% of the fair market value of the common stock on the date of grant. No options have been granted at less than 100% of the fair market value of the common stock on the date of the grant. At

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


January 31, 1996 and 1995, 113,845 and 94,844 options were exercisable and a total of 65,155 and 151,155 options remained available for grant under the plan. A summary of activity relating to stock options is as follows:

                                                                                             STOCK OPTIONS
                                                                                             -------------
     Outstanding, January 31, 1993 ($5.375 to $23.00 per share)                                   111,865
         Granted ($8.00 to $10.875 per share)................................                      53,000
         Exercised...........................................................                        --
         Cancelled (1).......................................................                     (18,020)
                                                                                             ------------
     Outstanding, January 31, 1994 ($5.375 to $23.00 per share)                                   146,845
         Granted ............................................................                        --
         Exercised...........................................................                        --
         Cancelled (1).......................................................                     (18,000)
                                                                                             ------------
     Outstanding, January 31, 1995 ($5.375 to $23.00 per share)                                   128,845
         Granted ($7.00 to $7.875 per share).................................                      86,000
         Exercised...........................................................                        --
                                                                                             ------------
     Outstanding, January 31, 1996 ($5.375 to $23.00 per share)                                   214,845
                                                                                             ============

     (1) These cancelled options of former employees are available for reissuance under the stock option plan.

         1994 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. The Company has a stock option plan whereby an aggregate of 30,000 shares of the Company's common stock may be granted to non-employee directors of the Company. The options are exercisable six months after the date of grant at an exercise price equivalent to the fair market value of the underlying common stock as of the date of grant. In fiscal 1996 and 1995 options for 3,000 and 6,000 shares, respectively, were granted. At January 31, 1996, 3,000 of the options granted were exercisable at $7.875 per share and 6,000 were exercisable at $8.375 per share.

         1993 INCENTIVE COMPENSATION PLAN. The Company has a plan whereby key employees have the opportunity to earn annual bonus awards based on their achievement of performance goals approved by the Compensation Committee of the Board of Directors. Under the plan, a portion of each award (twenty-five percent for fiscal 1994 and none for 1995 and 1996) may be payable in restricted shares of common stock. One-third of the shares of stock awarded vests each year on the anniversary of the last day of the fiscal year to which the award pertains. The issuance of the shares is contingent upon the employee remaining employed by the Company on each vesting date, subject to the exceptions provided in the Plan. Cash awards of $226,000 and $219,000 were awarded to seven employees in fiscal 1995 and fiscal 1994, respectively. In

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


addition, 9,590 shares were awarded in fiscal 1994. No cash or stock awards were made from this plan in fiscal 1996. The Company issued 3,198 shares from treasury stock on each of January 31, 1996 and 1995 for payment of the vested portion of the fiscal 1994 stock award.

9.   COMMITMENTS AND CONTINGENCIES

         COMMITMENTS. As a joint venturer, the Company is jointly and severally liable for the liabilities of the Company's unincorporated joint operations.

         The joint operations lease certain tracts of real estate and improvements under cancelable and non-cancelable agreements. Total rent expense was approximately $2,114,000, $2,600,000, and $2,800,000 in 1996, 1995, and
1994, respectively, related to these lease agreements. The Company and its joint operations' minimum rental commitments (100% basis) under non-cancelable leases as of January 31, 1996 are as follows (dollars in thousands):

     Year Ending
     JANUARY 31,
         1997...................................        $        858
         1998...................................                 872
         1999 ..................................                 775
         2000 ..................................                 481
         2001...................................                 174
                                                        ------------
                                                        $      3,160
                                                        ============
         Certain of these leases provide for additional rentals based on increases of the fair market value of the property leased and call for payment of property taxes by the lessee. In addition, most leases contain renewal clauses.

         The Company and its subsidiaries lease certain tracts of real estate under cancelable agreements. Total rent expense for such leases was approximately $186,000, $172,000 and $133,000 in fiscal 1996, 1995, and 1994 respectively.

         The Company has an agreement to purchase inventory through February, 1997 for a specified price. Future minimum purchase commitments total approximately $1,700,000.

         CONTINGENCIES. Certain materials resulting from the Company's operations must be handled consistent with federal and state environmental laws and regulations. Compliance with such laws and regulations were an area of concern to the Company as questions were being raised as to whether automobile shredder residue, ("ASR" or "fluff") contains excessive concentrations

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


of certain heavy metals, polychlorinated biphenyls ("PCBs") and other contaminants. A 1988 United States Environmental Protection Agency ("EPA") study released in 1990 concerning potential contamination in ASR indicated that the potential risk depends on the constituent make up of the fluff and the management practices at the sites where the fluff is generated. Pending further study, the EPA recognized that shredding operations that are well managed and conducted in an environmentally sound manner provide valuable environmental benefits. The Company has successfully implemented source control programs to identify and to reduce the sources of lead and certain other heavy metals in ASR. To date, tests of ASR generated by the Company and its joint operations indicate that levels of PCBs, lead, cadmium, and other contaminants are generally within acceptable levels under EPA and state procedures. The Company continues to evaluate additional methods of further reducing contaminants in ASR. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past or present disposal practices would no longer be deemed acceptable by Federal or state regulatory agencies, although it does not currently expect this result. The Company could also be required to clean-up sites now or formerly used in their operations.

         As reported earlier, the EPA contacted MRI Corporation, an indirect wholly-owned subsidiary of the Company, in August 1989 regarding testing for possible contamination at a site in Tampa, Florida previously operated by MRI. The EPA took split soil and groundwater samples from the site for analysis. The Company learned that in late 1990, an EPA consultant issued a report recommending that further consideration be given to possibly ranking this site using the EPA's hazardous ranking package. Based on that recommendation, the EPA took additional samples at the site in 1992. The EPA has recently visited the site to observe site conditions. MRI had previously conducted extensive clean-up operations at the Tampa site when it was closed in 1988. The financial implications of any agency action are uncertain at this time and the Company is continuing to evaluate whether any further corrective action is necessary or appropriate.

         Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the Port of Los Angeles (the "Port") are in the final stages of negotiating a renewal of HNP's lease, the original term of which expired on August 30, 1994. In December, 1992, HNP signed a Memorandum of Understanding with the Port related to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.78 million ($4.89 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the lease. The Port is developing an Environmental Impact Report in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next three to four

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


years. HNP has accrued approximately $0.9 million to cover the costs of anticipated remediation at this site.

         On April 17, 1996, a Los Angeles Grand Jury subpoena was issued by the Antitrust Division of the United States Department of Justice ("DOJ") requiring the production of certain documents and information principally concerning the purchase of scrap metal by HNP. HNP intends fully to cooperate with the DOJ, and toward that end, HNP and its joint venture partners will be engaged in the process of assembling relevant information. At this time HNP is not aware of any of the specifics underlying this investigation.

         The Company is also subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

10.      RELATED PARTY TRANSACTIONS

         Certain joint operations sell scrap metal overseas through foreign sales corporations. To facilitate these sales, two of the other joint operations' partners act as agents and are paid commission expenses which totaled approximately $1,575,000, $1,377,000 and $1,651,000 for the years ended January 31, 1996, 1995 and 1994, respectively, net to the Company.

         The Company received funds in excess of costs for various items sold to the joint operations which amounted to approximately $187,000, $97,000 and $308,000 for the years ended January 31, 1996, 1995 and 1994, respectively.

         During 1996, the Company recorded legal fees of approximately $228,000 for services rendered by a law firm in which one of the Company's directors has an ownership interest, and during 1995 and 1994, the Company recorded legal and professional fees of $501,000 and $459,000 for services rendered by firms of which two of the Company's directors have an ownership interest.

11.      SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

         Excluding the Company's share of the joint operations, sales to unaffiliated customers which exceeded 10% of total consolidated net sales were made to four, five, and two customers in fiscal 1996, 1995 and 1994, respectively. Sales to these customers were: 1996 - 31%, 21%, 19% and 11%; 1995
- - 19%, 17%, 16%, 12% and 11%; and 1994 - 15% and 27% of total sales.


                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         The table below summarizes for the last three fiscal years the Company's export sales (including its share of the export sales of each joint operation in which it owns an interest) to customers by geographical area (dollars in thousands):

                                                                        FOR THE YEARS ENDED JANUARY 31,
                                                            ----------------------------------------------------
                                                                 1996                1995              1994
                                                            ---------------     --------------    --------------

     Far and Near East....................................  $       120,635     $      104,852    $      122,086
     Europe...............................................            4,719              3,450              --
     Canada...............................................            5,059              3,268             4,961
     Mexico...............................................               33              1,737              --
     South America........................................             --                1,122             3,044
     Other Export Customers...............................               13               --               2,003
                                                            ---------------     --------------    --------------
     Total Export Sales...................................  $       130,459     $      114,429    $      132,094
                                                            ===============     ==============    ==============

12.      EMPLOYEE BENEFIT PLANS

         TAX DEFERRED SAVINGS AND RETIREMENT PLAN AND TRUST

         The Company has a Tax Deferred Savings and Retirement Plan and Trust
(401K) Plan for the employees of the Company. Eligible employees may contribute up to 15% of their compensation to this plan and their contributions are matched by the Company at an amount equal to 50% of each employee's contribution up to $1,000, 25% of each employee's contribution from $1,001 to $2,000 and 10% of each employee's contribution in excess of $2,000 up to the statutory limit. The Company contributed approximately $37,000, $41,000 and $55,000 to this plan for the years ended January 31, 1996, 1995 and 1994, respectively.

         DEFERRED COMPENSATION PLANS

         The Company has deferred compensation plans (the "Plans") covering selected key executives. The Company accrues the estimated present value of the future payments to be made to each of the plans' participants. The Plans exclude prior service, and benefits are equal to a percentage of each participant's annual salary.

         Net periodic deferred compensation costs for the years ended January 31, 1996, 1995 and 1994 included the following components (dollars in thousands):

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                              FOR THE YEARS ENDED JANUARY 31,
                                                                        ----------------------------------------
                                                                           1996           1995           1994
                                                                        ----------    -----------   ------------
Service cost-benefits earned during the period....................      $       46    $        47   $        151
Interest cost on projected benefit obligation.....................             231            213            221
Net amortization and deferral.....................................              95             95             95
                                                                        ----------    -----------   ------------
Net periodic deferred compensation costs..........................      $      372    $       355   $        467
                                                                        ==========    ===========   ============

         The unfunded obligations for plan benefits and the amount recognized in the Company's balance sheets at January 31, 1996 and 1995 are reconciled as follows (dollars in thousands):


                                                                                    1996             1995
                                                                               -------------    ---------------
Actuarial present value of benefit obligations:
     Projected benefit obligation......................................        $       3,006     $        3,142
     Unrecognized prior service cost...................................                 (507)              (580)
     Unrecognized net gain (loss)......................................                  (85)                12
     Unrecognized transition obligation................................                 (129)              (150)
     Adjustment required to recognize minimum liability                                  721                718
                                                                               -------------     --------------
     Deferred compensation liability...................................        $       3,006     $        3,142
                                                                               =============     ==============

         The assumed discount rate used to compute the present value of benefit obligations was 7.0% and 8.0% for fiscal 1996 and 1995, respectively. The vested portion of the projected benefit obligation as of January 31, 1996 and 1995 was $2,710,000 and $2,938,000, respectively.

13.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of quarterly financial results for fiscal 1996 and 1995 (dollars in thousands except per share data):

                                                                           THREE MONTHS ENDED
                                                          ------------------------------------------------------
                                                           APRIL 30,    JULY 31,      OCTOBER 31,     JANUARY 31,
                                                             1995          1995           1995           1996
                                                          -----------   -----------   -----------     ----------
     Net sales.........................................   $     3,525   $     2,939   $     3,970     $    2,998
                                                          ===========   ===========   ===========     ==========
     Gross profit (loss)...............................   $       182   $      (122)  $       (34)    $     (678)
                                                          ===========   ===========   ===========     ==========
     Earnings (loss) from joint operations.............   $     1,753   $     2,308   $     2,167     $   (2,653)
                                                          ===========   ===========   ===========     ==========
     Asset write-downs and other charges...............   $      --     $      --     $      --       $   (6,451)
                                                          ===========   ===========   ===========     ==========
     Gain on sale of assets, net.......................   $      --     $       318   $      --       $     --
                                                          ===========   ===========   ===========     ========
     Net income (loss).................................   $       474   $       655   $       707     $  (10,880)
                                                          ===========   ===========   ===========     ==========
     Net income (loss) per share.......................   $       .10   $       .14   $       .15     $    (2.31)
                                                          ===========   ===========   ===========     ==========

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                           THREE MONTHS ENDED
                                                         -------------------------------------------------------
                                                           APRIL 30,     JULY 31,       OCTOBER 31,  JANUARY 31,
                                                             1994         1994            1994           1995
                                                          ---------     ----------    -----------     ----------
     Net sales.........................................   $   7,823     $    3,581    $     3,699     $    3,507
                                                          =========     ==========    ===========     ==========
     Gross profit (loss)...............................   $     495     $      299    $      (130)    $       56
                                                          =========     ==========    ===========     ==========
     Earnings (loss) from joint operations.............   $    (995)    $    1,646    $      (488)    $    2,811
                                                          =========     ==========    ===========     ==========
     Gain on sale of assets, net.......................   $   2,894     $     --      $      --       $     --
                                                          =========     ==========    ===========     ==========
     Net income (loss).................................   $     424     $      145    $    (2,647)    $    2,381
                                                          =========     ==========    ===========     ==========
     Net income (loss) per share.......................   $     .09     $      .03    $      (.56)    $      .50
                                                          =========     ==========    ===========     ==========

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Proler International Corp.

         We have audited the combined balance sheets of Proler International Corp.'s Joint Operations as of January 31, 1996 and 1995, and the related combined statements of operations, stockholders' and partners' equity, and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of certain joint operations which statements reflect total assets of approximately 27% and 24% of the related combined assets as of January 31, 1996 and 1995, respectively, and net sales of approximately 23%, 21% and 22% of the related combined total net sales for the years ended January 31, 1996, 1995 and 1994, respectively. Those statements were audited by another auditor whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint operations, is based solely upon the reports of the other auditor.

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

         In our opinion, based upon our audits and the reports of the other auditor, the financial statements referred to above present fairly, in all material respects, the combined financial position of Proler International Corp.'s Joint Operations as of January 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.


Houston, Texas
April 29, 1996


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
  Prolerized Schiabo-Neu Company

         We have audited the accompanying consolidated balance sheets of the Prolerized Schiabo-Neu Company and its wholly-owned subsidiary, Prolerized Schiabo Neu Foreign Sales Corporation, as of December 31, 1995 and 1994, and the related consolidated statements of income, equity balances, and cash flows for each of the three years in the period ended December 31, 1995, (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Prolerized Schiabo-Neu Company and its wholly-owned subsidiary, Prolerized Schiabo Neu Foreign Sales Corporation as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                   LA GUARDIA & PETRELLA, L.L.C.
March 18, 1996

Bridge Plaza Building
Fort Lee, New Jersey


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Dover Barge Company

         We have audited the accompanying balance sheets of Dover Barge Company as of January 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1996, (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dover Barge Company at January 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.



                                                   LA GUARDIA & PETRELLA, L.L.C.



February 26, 1996

Bridge Plaza Building
Fort Lee, New Jersey


                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                             COMBINED BALANCE SHEETS
                            JANUARY 31, 1996 AND 1995


                                                      1996              1995
                                                 -------------   --------------
                                 ASSETS                   (in thousands)
Current assets:
   Cash and cash equivalents................     $          913   $       1,933
   Accounts receivable:
     Trade..................................              4,645           5,443
     Affiliates.............................             17,592           5,683
     Other..................................                441           1,991
   Inventories..............................             57,185          34,623
   Prepaid expenses and other...............              1,345           1,067
                                                 --------------   -------------
     Total current assets...................             82,121          50,740
Property, plant and equipment, net..........             32,834          25,985
Deferred charges and other assets...........                431             415
                                                 --------------   -------------
         Total assets.......................     $      115,386   $      77,140
                                                 ==============   =============

               LIABILITIES AND STOCKHOLDERS' AND PARTNERS' EQUITY

Current liabilities:
   Accounts payable:
     Trade..................................     $        6,938   $       4,633
     Affiliates.............................                171              38
   Accrued liabilities......................              4,707           4,113
  Current maturities of notes payable.......                664              98
                                                 --------------   -------------
     Total current liabilities..............             12,480           8,882
Long-term portion of notes payable..........              2,739             323
Other liabilities...........................               --               113
Commitments and contingencies
Stockholders' and partners' equity..........            100,167          67,822
                                                 --------------   -------------
Total liabilities and stockholders'
  and partners' equity......................        $   115,386   $      77,140
                                                 ==============   =============



                 The accompanying notes are an integral part of the combined financial statements.



                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                        COMBINED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1996


                                                                1996               1995                1994
                                                          ---------------    ----------------    ---------------
                                                                             (in thousands)

Net sales..............................................   $       309,090    $       267,063     $       307,455
Cost of sales .........................................           292,681            253,756             294,360
                                                          ---------------    ---------------     ---------------
     Gross profit......................................            16,409             13,307              13,095
Selling, general and administrative expense                         8,906              8,366               8,658
                                                          ---------------    ---------------    ----------------
     Operating income..................................             7,503              4,941               4,437
                                                          ---------------    ---------------     ---------------
Gain on sale of assets.................................              --                 --                 1,003
                                                          ---------------    ---------------     ---------------
Other income (expense):
     Interest income...................................                31                 30                  94
     Interest expense..................................               (72)              (280)                (84)
     Litigation settlement costs, net of
        insurance recoveries...........................              --                 --                (1,400)
     Other, net........................................               832              2,438               1,254
                                                          ---------------    ---------------     ---------------
         Total other...................................               791              2,188                (136)
                                                          ---------------    ---------------     ---------------

             Earnings..................................   $         8,294    $         7,129     $         5,304
                                                          ===============    ===============     ===============

                 The accompanying notes are an integral part of the combined financial statements.



                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
            COMBINED STATEMENTS OF STOCKHOLDERS' AND PARTNERS' EQUITY
                   FOR THE THREE YEARS ENDED JANUARY 31, 1996

                                                                                 RETAINED
                                                                               EARNINGS AND
                                                              COMMON            PARTNERSHIP
                                                               STOCK              CAPITAL              TOTAL
                                                          ---------------    ----------------    ---------------
                                                                             (in thousands)
Balances at January 31, 1993.........................     $           167    $         98,372    $        98,539
Earnings.............................................                --                 5,304              5,304
Distributions, net of advances.......................                --               (38,929)           (38,929)
                                                          ---------------    ----------------    ---------------
Balances at January 31, 1994.........................                 167              64,747             64,914
Earnings.............................................                --                 7,129              7,129
Distributions, net of advances.......................                --                (4,221)            (4,221)
                                                          ---------------    ----------------    ---------------
Balances at January 31, 1995.........................                 167              67,655             67,822
Earnings.............................................                --                 8,294              8,294
Advances, net of distributions.......................                --                30,919             30,919
Dissolution of joint operation.......................                (100)                101                  1
Elimination of joint operations......................                --                (6,869)            (6,869)
                                                          ---------------    ----------------    ---------------
Balances at January 31, 1996.........................     $            67    $        100,100    $       100,167
                                                          ===============    ================    ===============


                 The accompanying notes are an integral part of the combined financial statements.



                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                        COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED JANUARY 31, 1996

                                                                     1996            1995             1994
                                                                -----------       -----------      -----------
                                                                            (in thousands)
Cash flows from operating activities:
    Earnings..................................................  $     8,294       $     7,129      $     5,304
    Adjustments to reconcile earnings to cash:
         Depreciation.........................................        4,281             5,335            5,132
         Gain on sale of assets...............................         --                --             (1,003)
         Litigation settlement costs..........................         --                --              1,400
         Advances (distributions), net........................       30,919              --               --
    Changes in assets and liabilities:
         (Increase) decrease in receivables...................       (9,561)            5,326           (6,846)
         (Increase) decrease in inventories...................      (22,562)           (7,427)          36,834
         (Increase) decrease in prepaid
           expenses and other assets..........................         (294)             (440)             622
         Increase (decrease) in current liabilities...........        3,032              (826)           1,708
         Increase (decrease) in other liabilities.............         (113)             (203)             387
                                                                -----------       -----------      -----------
    Net cash provided by operating activities.................       13,996             8,894           43,538
                                                                -----------       -----------      -----------
Cash flows from investing activities:
    Purchases and transfers of property,
       plant and equipment....................................      (10,112)           (5,588)          (4,123)
    Proceeds from sales of property, plant
       and equipment..........................................        2,152               684            1,822
    Dissolution of joint operation............................            1              --               --
    Elimination of joint operations...........................       (6,869)             --               --
    (Distributions) advances, net.............................         --              (4,221)         (38,929)
                                                                -----------       -----------      ------------
    Net cash used in investing activities.....................      (14,828)           (9,125)         (41,230)
                                                                -----------       -----------      -----------
Cash flows from financing activities:
    Repayment of equipment notes..............................         (188)             --               --
    Net affiliate repayments of borrowings....................         --                --             (2,100)
                                                                -----------       -----------      -----------
    Net cash used in financing activities.....................         (188)             --             (2,100)
                                                                -----------       -----------      -----------
Net increase (decrease) in cash and
       cash equivalents.......................................       (1,020)             (231)             208
Cash and cash equivalents at beginning of year                        1,933             2,164            1,956
                                                                -----------      ------------     ------------
Cash and cash equivalents at end of year......................   $      913       $     1,933      $     2,164
                                                                 ==========       ===========      ===========


                 The accompanying notes are an integral part of the combined financial statements.



                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The combined financial statements include all joint operations (collectively the "Company") of Joint Venture Operations, Inc., a subsidiary of Proler International Corp. ("Proler") as presented below. The Company is primarily engaged in buying, processing and selling ferrous and other scrap metals and primarily makes export sales. All significant balances and transactions between the combined joint operations have been eliminated in combination.

                                                                             Interest Of
                                                                             Proler
                                                        Form Of              International
                                           Commenced    Business             Corp. And       Interests
             Joint Operation               Operation    Organization         Subsidiaries    Of Others
             ---------------               ---------    ------------         ------------    ---------
Hugo Neu-Proler Company..................    1962        Partnership            50%       Hugo Neu Corporation
                                                                                             -50%
Prolerized Chicago Corporation (1)           1963        Corporation            50%       M.S. Kaplan Company
                                                                                              -50%
Prolerized New England
 Company (3).............................    1966        Partnership            50%       Hugo Neu Steel
                                                                                          Products, Inc.-50%(2)
Prolerized Schiabo-Neu Company...........    1967        Partnership         331/3%       Hugo Neu Corporation
                                                                                             -331/3%
                                                                                          Schiavone-Bonomo
                                                                                             Corp.-331/3%
Dover Barge Company....................      1967        Corporation         331/3%       Hugo Neu Corporation
                                                                                             -331/3%
                                                                                          Schiavone-Bonomo
                                                                                             Corp.-331/3%
Worcester Recycling, Inc. (3)............    1972        Corporation            50%       Hugo Neu Steel
                                                                                             Products, Inc.-50%(2)
Pacific Bulk Loading, Inc................    1972        Corporation            50%       Hugo Neu Corporation
                                                                                             -50%
H. Finkelman, Inc.(3)..................      1977        Corporation            50%       Hugo Neu Steel
                                                                                             Products, Inc.-50%(2)
Alameda Street Metal Corp................    1985        Corporation            50%       Hugo Neu Corporation
                                                                                             -50%
HPI (1)..................................    1989        Partnership            49%       Hugo Neu Corporation
                                                                                             -49%
                                                                                          Intercontinent  Chartering
                                                                                          Corporation-2%
HPNJ (1).................................    1989        Partnership            50%       Hugo Neu Corporation
                                                                                             -50%

   (1)  See Note 4 to the combined financial statements.
   (2)  A subsidiary of Hugo Neu Corporation.
   (3) Proleride Transport Systems, Inc., a wholly-owned subsidiary of Joint Venture Operations, Inc., is the Partner in this venture.

                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED


           Amounts are included as of December 31, and the years then ended for all joint operations except for Dover Barge Company which is as of January 31, and for the years then ended.

         Approximately $45,460,000 and $31,149,000 of stockholders' and partners' equity at January 31, 1996 and 1995, respectively, and approximately $3,575,000, $2,974,000 and $2,768,000 of earnings for the years ended January 31, 1996, 1995 and 1994, respectively, are attributable to Proler International Corp. and one of its subsidiaries based upon their ownership interests. The remaining equity and net earnings are attributable to the other owners and partners.

         INVENTORIES

         Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (LIFO) and the first-in, first-out
(FIFO) methods, for the joint operations as follows (dollars in thousands):

                                                     JANUARY 31,
                                       ------------------------------------
                                            1996                  1995
                                       --------------        --------------
     First-in, first out:
         Processed..............       $       14,240        $        9,778
         Unprocessed............                  245                   625
                                       --------------        --------------
                                               14,485                10,403
                                       --------------        --------------
     Last-in, first out:
         Processed..............               40,322                23,010
         Unprocessed............                2,378                 1,210
                                       --------------        --------------
                                               42,700                24,220
                                       --------------        --------------
                                       $       57,185        $       34,623
                                       ==============        ==============

           The excess of replacement cost over LIFO value was approximately $24,288,000 and $19,092,000 at January 31, 1996 and 1995, respectively.

          REVENUE RECOGNITION

         The Company recognizes revenues from product sales when goods are shipped or when ownership is assumed by the customer.



                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED



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

           PROPERTY, PLANT AND EQUIPMENT

           Depreciation is computed using the straight-line method for the majority of the joint operations' assets. Lives used in computing depreciation fall within the following ranges:

                                                     YEARS
                                                  ----------
         Machinery and equipment...............   3   to  14
         Buildings and yard improvements.......   4   to  25
         Furniture and fixtures................   5   to  10


           When assets are retired or otherwise disposed, the costs and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in earnings (loss).

           COMBINED STATEMENTS OF CASH FLOWS

           For the purposes of the Combined Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash paid for income taxes was approximately $585,000, $439,000 and $475,000 for fiscal 1996, 1995 and 1994, respectively.

           CONCENTRATIONS OF CREDIT

           The Company sells its products primarily to steel mills in the Far and Near East. The Company performs ongoing credit evaluations of its customers and requires letters of credit on all foreign sales. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

           The Company invests its excess cash in deposits with major banks and in money market securities of companies from a variety of industries. These securities typically mature within 90 days. The Company has not experienced any losses on its money market investments.

                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED



         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company includes fair value information in the notes to combined financial statements when the fair value of its financial instruments are different from the book value. The carrying value of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short term maturities of these instruments.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         NEW ACCOUNTING STANDARD

         In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

2.         RELATED PARTY TRANSACTIONS

           Certain joint operations sell scrap metal overseas through foreign sales corporations. To facilitate these sales, two of the joint operations' partners other than Proler act as agents and are paid commissions of 1% of the gross contract sales price.

         Commission expenses totaled approximately $3,376,000, $2,933,000 and $3,540,000 for the years ended January 31, 1996, 1995 and 1994, respectively.



                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED




3.         DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS (DOLLARS IN THOUSANDS)

                                                         JANUARY 31,
                                                1996                  1995
                                            -------------        ---------------

PROPERTY, PLANT AND EQUIPMENT, AT COST

Land....................................    $       5,255         $       5,065
Machinery and equipment.................           63,420                63,630
Buildings and yard improvements.........           21,203                20,950
Furniture and fixtures..................              704                 1,033
Construction in process.................            3,591                   222
                                            -------------         -------------
                                                   94,173                90,900
       Less accumulated depreciation....          (61,339)              (64,915)
                                            -------------         -------------
                                            $      32,834         $      25,985
                                            =============         =============

     ACCRUED LIABILITIES

Environmental accruals..................    $       1,165         $         615
Benefit plan contributions..............              579                   670
Taxes...................................              316                   792
Litigation settlement costs.............             --                     400
Salaries and wages......................              472                   431
Other...................................            2,175                 1,205
                                            -------------         -------------
                                            $       4,707         $       4,113
                                            =============         =============

4.      SALES OF ASSETS

        In October, 1993, substantially all of the assets of Prolerized Chicago Corporation ("PCC") were sold to an unrelated third party for an aggregate consideration of approximately $2.4 million. The sale resulted in a gain of approximately $1.0 million. Net sales of PCC were $5.3 million and cost of sales were $5.2 million in fiscal 1994. In 1995, PCC was dissolved.

         In October, 1995, Proler sold its interest in HPI and HPNJ, joint ventures engaged in a scrap metal processing business in Newark, New Jersey, operating under the name of Metro Metal Recycling, to Hugo Neu Corporation, a partner in the ventures. Proler received $3.3 million in cash from the sale of its interests and an additional $4.4 million in cash representing


                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED


reimbursement of advances made to the joint ventures. The net sales of these ventures were $33.2 million and $35.2 million and cost of sales were $36.6 million and $35.5 million for fiscal 1995 and 1994, respectively. Due to the insignificance of the fiscal 1996 operating results of these ventures to Proler, the capital accounts of such ventures were eliminated from the Combined Financial Statements as of February 1, 1995.

5.      EMPLOYEE BENEFIT PLANS

        Six of the joint operations of the Company have adopted the employee defined contribution plan of Hugo Neu Corporation. Contributions by the joint operations to the trustee of the plan amounted to approximately $639,000, $634,000 and $639,000 for fiscal 1996, 1995 and 1994 respectively.

        In addition to the above plan, the processing and yard employees of several of the joint operations are covered under union-administered plans.

6.      COMMITMENTS AND CONTINGENCIES

        COMMITMENTS. The joint operations lease certain tracts of real estate and improvements under cancelable and non-cancelable agreements. Total rental expense was approximately $2,114,000, $2,600,000 and $2,800,000 in fiscal years 1996, 1995, and 1994, respectively. Minimum rental commitments under non-cancelable leases as of January 31, 1996 are as follows (dollars in thousands):

           YEAR ENDING
           JANUARY 31,
           -----------
              1997..........................................    $         665
              1998..........................................              665
              1999..........................................              665
              2000..........................................              449
              2001..........................................              174
                                                                -------------
                                                                $       2,618
                                                                =============

         Certain of these leases provide for additional rentals based on increases of the fair market value of the property leased and call for payment of property taxes by the lessee. In addition, most leases contain renewal clauses.

                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

         CONTINGENCIES. Certain materials resulting from the Company's operations must be handled consistent with federal and state environmental laws and regulations. Compliance with such laws and regulations were an area of concern to the Company as questions were being raised as to whether automobile shredder residue, ("ASR" or "fluff") contains excessive concentrations of certain heavy metals, polychlorinated biphenyls ("PCBs") and other contaminants. A 1988 Environmental Protection Agency ("EPA") study released in 1990 concerning potential contamination in ASR indicated that the potential risk depends on the constituent make up of the fluff and the management practices at the sites where the fluff is generated. Pending further study, the EPA recognized that shredding operations that are well managed and conducted in an environmentally sound manner provide valuable environmental benefits. The Company has successfully implemented source control programs to identify and to reduce the sources of lead and certain other heavy metals in ASR. To date, tests of ASR generated by the Company indicate that levels of PCBs, lead, cadmium, and other contaminants are generally within acceptable levels under EPA and state procedures. The Company continues to evaluate additional methods of further reducing contaminants in ASR. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past or present disposal practices would no longer be deemed acceptable by the Federal or state regulatory agencies, although it does not currently expect this result. The Company could also be required to clean-up its sites now or formerly used in their operations.

         Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of Proler, and the Port of Los Angeles (the "Port") are in the final stages of negotiating a renewal of HNP's lease, the original term of which expired on August 30, 1994. In December, 1992, HNP signed a Memorandum of Understanding with the Port relating to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.78 million ($4.89 million each from Proler and HNP's other owner) to secure HNP's remediation obligations under the lease. The Port is developing an Environmental Impact Report in connection with the lease renewal. Under the current lease, HNP would be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next three to four year period. HNP has accrued approximately $0.9 million to cover the costs of anticipated remediation at this site.

         On April 17, 1996, a Los Angeles Grand Jury subpoena was issued by the Antitrust Division of the United States Department of Justice ("DOJ") requiring the production of certain documents and information principally concerning the purchase of scrap metal by HNP. HNP intends fully to cooperate with the DOJ, and toward that end, HNP and its joint venture partners

                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

will be engaged in the process of assembling relevant information. At this time HNP is not aware of any of the specifics underlying this investigation.

         The Company is also subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

7.       NOTES PAYABLE

         In fiscal 1996 and 1994, the Company financed approximately $3,168,000 and $525,000, respectively, of equipment purchases. The notes are payable in monthly principal and interest installments and bear interest at rates ranging from 7.9% to 10%. Each note is collateralized by the equipment purchased. Scheduled maturities of the notes are as follows:

         YEAR ENDING
         JANUARY 31,
         -----------
              1997...............     $            664
              1998...............                  721
              1999...............                  762
              2000...............                  657
              2001...............                  599
                                      ----------------
                                      $          3,403
                                      ================

8.       SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

         The Company is principally engaged in the processing of ferrous and non-ferrous metals for recycling. Sales to unaffiliated customers which exceeded 10% of total consolidated net sales were made to one customer in fiscal 1996; two customers in fiscal 1995 and two customers in fiscal 1994. Sales to these customers were: 13% in fiscal 1996; 12% and 11% in fiscal 1995; and 15% and 11% in fiscal 1994 of total sales.

                  PROLER INTERNATIONAL CORP.'S JOINT OPERATIONS
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

         The table below summarizes the export sales to customers by geographic area (dollars in thousands):

                                                   FOR THE YEARS ENDED JANUARY 31,
                                    -------------------------------------------------------------
                                          1996                   1995                   1994
                                    ---------------        ---------------        ---------------
Far and Near East..............     $       259,877        $       223,157        $       263,661
Europe.........................              11,215                  7,335                   --
Canada.........................              10,363                  6,535                 10,009
Mexico.........................                --                    5,212                   --
South America..................                --                    2,441                  6,572
Other Export Customers.........                  26                   --                    4,005
                                    ---------------        ---------------        ---------------
     Total Export Sales........     $       281,481        $       244,680        $       284,247
                                    ===============        ===============        ===============

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION

3.1 Certificate of Incorporation of Proler International Corp. as amended to date. (Filed as Exhibit 3.1 to the Company's Registration Statement on Form 8-B, Registration No. 1-05276, dated March 11, 1996 and incorporated herein by reference.)

3.2 By-laws of Proler International Corp. as amended to date. (Filed as Exhibit 3.2 to the Company's Registration Statement on Form 8-B, Registration No. 1-05276, dated March 11, 1996 and incorporated herein by reference.)

4.1 Rights Agreement dated as of February 28, 1996 between Proler International Corp. and KeyCorp Shareholder Services, Inc. (Filed as
         Exhibit 4.1 to the Company's Registration Statement on Form 8-B, Registration No. 1-05276, dated March 11, 1996 and incorporated herein by reference.)

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

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION


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

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION

10.14 Proler International Corp. Executive Deferred Compensation Plan dated December 31, 1989. (Filed as Exhibit X.20 to the Company's Form 10-K for the fiscal year ended January 31, 1990 and incorporated herein by reference.)*

10.15    Proler International Corp. 1988 Stock Option Agreement. (Filed as
         Exhibit X.23 to PIC's Form 10-K for the fiscal year ended January 31, 1991 and incorporated herein by reference.)

10.16 Amendment to the Proler International Corp. 1988 Stock Option Plan dated June 17, 1994. (Filed as Exhibit 10.25 to PIC's Form 10-Q for the Quarter ended July 31, 1994 and incorporated herein by reference.) *

10.17 Fourth Amended and Restated Credit Agreement among Joint Venture Operations, Inc. (formerly known as Proler International Corp.) and Proler International Corp., as Borrowers, and Joint Venture Operations, Inc., Proleride Transport Systems, Inc., Proler Environmental Services, Inc., Proler International Corp., Proler Industries, Inc., Proler Steel, Inc., Proler Power Marketing, Inc., Proler Properties, Inc., and Proler Recycling, Inc., as Guarantors, and Texas Commerce Bank National Association, dated effective as of February 28, 1996. (Filed as Exhibit
         10.17 to the Company's Registration Statement on Form 8-B, Registration No. 1-05276, dated March 11, 1996 and incorporated herein by reference.)

10.17.1 First Amendment to Fourth Amended and Restated Credit Agreement among Joint Venture Operations, Inc. (formerly known as Proler International Corp.) and Proler International Corp., as Borrowers, and Joint Venture Operations, Inc., Proleride Transport Systems, Inc., Proler Environmental Services, Inc., Proler International Corp., Proler Industries, Inc., Proler Steel, Inc., Proler Power Marketing, Inc., Proler Properties, Inc., and Proler Recycling, Inc., as Guarantors, and Texas Commerce Bank National Association, dated effective as of April 26, 1996.

10.18 Second Amended and Restated Credit Agreement, $5,000,000 Line of Credit Facility and $6,500,000 Letter of Credit Facility, among Joint Venture Operations, Inc. (formerly known as Proler International Corp.) and Proler International Corp., as Borrowers, and Joint Venture Operations, Inc., Proler Industries, Inc., Proler Steel, Inc., Proler Power Marketing, Inc., Proleride Transport Systems, Inc., Proler Environmental Services, Inc., Proler International

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION

         Corp., Proler Properties, Inc., and Proler Recycling, Inc., as Guarantors, and Texas Commerce Bank National Association, dated effective as of April 26, 1996.

10.19 Proler International Corp. Deferred Compensation Agreement for Norman Bishop dated effective April 16, 1993. (Filed as Exhibit X to PIC's Form 10-Q for the Quarter ended April 30, 1993 and incorporated herein by reference.)*

10.20    Proler International Corp. 1993 Incentive Compensation Plan. (Filed as
         Exhibit 10.24 to PIC's Form 10-K for the fiscal year ended January 31, 1994 and incorporated herein by reference.)

10.21 Proler International Corp. Deferred Compensation Agreement for Steven Gilliland dated effective February 6, 1995. (Filed as Exhibit No. 10.23 to PIC's Form 10- K for the fiscal year ended January 31, 1995 and incorporated herein by reference).*

10.22 Proler International Corp. 1994 Non-Employee Director Stock Option Plan. (Filed as Exhibit No. 10.1 to PIC's Form 10-Q for the Quarter ended July 31, 1994 and incorporated herein by reference).

21       Subsidiaries of Registrant.

23       Consents of Accountants.

27       Financial Data Schedules.

99 Joint Venture Interest Purchase Agreement dated September 27, 1995 by and among Hugo Neu Corporation and Proler International Corp. (Filed as
         Exhibit 99.1 to PIC's Form 8-K dated October 2, 1995 and incorporated herein by reference).

* Indicates an agreement with management.

