Form 10-Q
period 1996-04-30
PROLER INTERNATIONAL CORP
filed 1996-06-14
CIK 80693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended APRIL 30, 1996

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
                                    Yes [X]   NO [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of June 10, 1996:

       COMMON                                     4,717,356
   ----------------                      ------------------------------
   (Title of Class)                      (Number of Shares Outstanding)

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Condensed Consolidated Balance Sheet at April 30, 1996 and
 January 31, 1996.....................................................     1

Condensed Consolidated Statement of Operations for the three
 months ended April 30, 1996 and 1995.................................     2

Condensed Consolidated Statement of Cash Flows for the three
 months ended April 30, 1996 and 1995.................................     3

Notes to Condensed Consolidated Financial Statements.................      4

Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................     9

PART II.  OTHER INFORMATION..........................................     15

SIGNATURE PAGE.......................................................     16

                                     PART I
                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (IN THOUSANDS)

 ASSETS                                         APRIL 30, 1996  JANUARY 31, 1996
 ------                                         --------------  ----------------
Current assets:
    Cash and cash equivalents ................   $    959          $  1,161
    Accounts receivable, net .................      2,274             2,118
    Inventories ..............................      2,854             2,776
    Maintenance parts ........................        662               669
    Prepaid expenses .........................        398               510
                                                 --------          --------
            Total current assets .............      7,147             7,234
Investments in joint operations, at equity ...     47,641            39,359
Property, plant and equipment, net ...........     15,796            15,845
Other assets .................................      4,350             4,334
                                                 --------          --------
               Total assets ..................   $ 74,934          $ 66,772
                                                 ========          ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
    Short-term bank borrowings ...............   $ 20,000          $   --
    Accounts payable, trade ..................      2,635             1,956
    Accrued liabilities ......................      1,620             1,776
                                                 --------          --------
            Total current liabilities ........     24,255             3,732
Long-term bank borrowings ....................       --               9,700
Other liabilities ............................      3,846             3,876
Contingencies
Stockholders' equity:
    Common stock .............................      5,351             5,351
    Capital in excess of par value ...........        192               192
    Retained earnings ........................     47,347            49,978
                                                 --------          --------
                                                   52,890            55,521
    Less treasury stock, at cost .............     (6,057)           (6,057)
                                                 --------          --------
            Total stockholders' equity .......     46,833            49,464
                                                 --------          --------
              Total liabilities and
              stockholders' equity ...........   $ 74,934          $ 66,772
                                                 ========          ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED APRIL 30,
                                                    ----------------------------
                                                        1996          1995
                                                       -------       -------
Net sales .......................................      $ 3,609       $ 3,525
Cost of sales ...................................        3,764         3,343
                                                       -------       -------
   Gross profit (loss) ..........................         (155)          182
Earnings (loss) from joint operations ...........         (243)        1,753
Selling, general and administrative expense .....       (1,574)       (1,210)
Research and development expense ................         (302)         (253)
                                                       -------       -------
    Operating income (loss) .....................       (2,274)          472
                                                       -------       -------
Other income (expense):
    Interest income .............................           89            48
    Interest expense ............................         (264)          (50)
    Other, net ..................................         (115)           66
                                                       -------       -------
                                                          (290)           64
                                                       -------       -------
Income (loss) before income taxes ...............       (2,564)          536
Provision for income taxes ......................           51            62
                                                       -------       -------
Net income (loss) ...............................      $(2,615)      $   474
                                                       =======       =======
Weighted average shares outstanding .............        4,717         4,714
                                                       =======       =======
Net income (loss) per share .....................      $ (0.55)      $  0.10
                                                       =======       =======

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED APRIL 30,
                                                           ----------------------------
                                                               1996         1995
                                                             ---------    --------
Cash flows from operating activities:
  Net income (loss) .......................................   $ (2,615)   $   474
  Adjustments to reconcile net income (loss) to cash:
     Depreciation .........................................        394        220
     (Earnings) loss from joint operations ................        243     (1,753)
     Advances to joint operations, net of distributions and
        income taxes ......................................     (8,525)       (18)
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable .........       (156)        29
       Increase in inventories and maintenance parts ......        (71)      (305)
       Decrease in prepaid expenses .......................        112        203
       (Increase) decrease in other assets ................        (16)        47
       Increase (decrease) in accounts payable, trade .....        679       (237)
       Increase (decrease) in accrued liabilities .........       (156)         6
       Decrease in other liabilities ......................        (30)       (44)
                                                              --------    -------
  Net cash used in operating activities ...................    (10,141)    (1,378)
                                                              --------    -------
Cash flows from investing activities:
  Purchases of property, plant and equipment ..............       (345)    (2,441)
                                                              --------    -------
  Net cash used in investing activities ...................       (345)    (2,441)
                                                              --------    -------
Cash flows from financing activities:
  Net bank borrowings .....................................     10,300      2,000
  Redemption of preferred stock purchase rights ...........        (16)      --
                                                              --------    -------
  Net cash provided by financing activities ...............     10,284      2,000
                                                              --------    -------
Net decrease in cash and cash equivalents .................       (202)    (1,819)
Cash and cash equivalents, beginning of period ............      1,161      3,829
                                                              --------    -------
Cash and cash equivalents, end of period ..................   $    959    $ 2,010
                                                              ========    =======

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:           BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Proler International Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1996, included in the Company's 1996 Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The results for the three months ended April 30, 1996 are not necessarily indicative of the results of operations for the entire year.

NOTE 2:           INVENTORIES

    The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of April 30, 1996 and January 31, 1996 inventories were comprised of the following:

                                        APRIL 30, 1996        JANUARY 31, 1996
                                        --------------        ----------------
                                                    (In Thousands)
Processed scrap .....................      $  955                  $  742
Unprocessed scrap and other .........       1,899                   2,034
                                           ------                  ------
                                           $2,854                  $2,776
                                           ======                  ======

NOTE 3:           COMBINED JOINT OPERATIONS

    A condensed summary of the financial position of the combined joint operations (100% basis) is as follows:

                                               APRIL 30, 1996   JANUARY 31, 1996
                                               --------------   ----------------
                                                        (In Thousands)
Current assets, primarily inventory ..........    $ 61,339          $ 82,121
Property and other assets, net ...............      33,838            33,265
                                                  --------          --------
                                                  $ 95,177          $115,386
                                                  ========          ========

Current liabilities ..........................    $  9,698          $ 12,480
Other liabilities ............................       3,551             2,739
Stockholders' and partners' equity ...........      81,928           100,167
                                                  --------          --------
                                                  $ 95,177          $115,386
                                                  ========          ========

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

    Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the other joint operations follow FIFO. Such LIFO inventories are carried at $40.6 million and $42.7 million at April 30, 1996 and January 31, 1996, respectively, and the excess of replacement cost over the LIFO value at both of those dates was approximately $24.3 million. The determination of inventory under the LIFO method can be made only at the end of the year when year-end quantities and costs are known. As of April 30, 1996, approximately $0.9 million of LIFO income, net to the Company's interest, generated by these two joint operations has been deferred since management cannot currently estimate their year-end inventory quantities and costs with certainty.

    The Company's investment in the joint operations and its percentage interest in their assets and liabilities as of April 30, 1996 and January 31, 1996 are set forth below:

                                             APRIL 30, 1996     JANUARY 31, 1996
                                             --------------     ----------------
                                                       (In Thousands)
Current assets, primarily inventory ..........   $ 27,987          $ 37,762
Property and other assets, net ...............     15,053            14,825
Liabilities ..................................     (6,100)           (7,127)
Adjustment to conform reporting periods ......     10,701            (6,101)
                                                 --------          --------
Net investment ...............................   $ 47,641          $ 39,359
                                                 ========          ========

    A summary of the results of operations of the combined joint operations is as follows (in thousands):

    Combined 100% Basis:
                                                    THREE MONTHS ENDED APRIL 30,
                                                    ----------------------------
                                                      1996                1995
                                                    --------             -------
Net sales ..............................            $ 87,562             $78,628
                                                    ========             =======
Gross profit ...........................            $    938             $ 6,066
                                                    ========             =======
Earnings (loss) ........................            $   (959)            $ 4,145
                                                    ========             =======

    Company Percentage Interest:
                                                    THREE MONTHS ENDED APRIL 30,
                                                    ----------------------------
                                                      1996                1995
                                                    --------             -------
Net sales ..............................            $ 40,860             $33,113
                                                    ========             =======
Gross profit ...........................            $    629             $ 2,770
                                                    ========             =======
Earnings (loss) ........................            $   (243)            $ 1,753
                                                    ========             =======

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 4: INCOME TAXES

    The provision for income taxes for the three months ended April 30, 1996 is for the Company's share of income taxes attributable to its corporate joint operations. For the three months ended April 30, 1995, the provision for federal income taxes otherwise payable by the Company was eliminated by the utilization of net operating loss carryforwards.

NOTE 5: BANK CREDIT FACILITIES

    In April, 1996, the Company amended its credit facilities to provide for a $23 million revolving line of credit, an additional $5 million revolving line of credit and a $6.5 million letter of credit facility. The agreements are collateralized by substantially all of the Company's assets, including its rights to cash distributions from certain joint operations. As of April 30, 1996, $20.0 million in borrowings were outstanding on the $23 million revolving line of credit and $5.7 million of letters of credit were outstanding.

    As amended in June, 1996, the combined commitment levels of the revolving lines of credit reduce from $28.0 million to the following: $17.5 million on August 31, 1996; $15.0 million on September 30, 1996; $12.5 million on December 31, 1996; and $10.0 million on January 31, 1997. The $23 million line of credit terminates on February 28, 1997, the $5 million line of credit terminates on August 31, 1996 and the $6.5 million letter of credit facility terminates on June 30, 1997. Amounts available under the lines of credit are computed in accordance with a borrowing base formula and are generally limited by values assigned to accounts receivable and inventory. A commitment fee of 1/2 percent per annum is charged on the unused portion of the revolving lines of credit. Borrowings under the revolving lines of credit bear interest at either the bank's prime rate plus one percent or a Eurodollar-based rate, at the Company's option.

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

     The joint operations have recently experienced lower prices and demand from foreign steel mills and higher levels of inventory purchases, resulting in the accumulation of excess inventories and increased financing requirements by the Company. As of June 12, 1996, outstanding bank borrowings totalled $26.3 million, down from a high on June 10, 1996 of $28 million, the current combined commitment level of the facilities. The Company expects that its outstanding borrowings will continue to fluctuate as current joint venture export sales orders are completed and new sales are made and collected. Management believes that the amounts available under its credit facilities, together with distributions from joint

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

operations, should be sufficient to meet its current working capital and short-term inventory financing requirements, provided that inventories at the joint ventures are reduced by additional sales and/or reduced levels of inventory purchases. However, those requirements could increase if inventory accumulations at the joint ventures continue.

NOTE 6:           CONTINGENCIES

     Certain materials resulting from the Company's operations must be handled consistent with federal and state environmental laws and regulations. Compliance with such laws and regulations were an area of concern to the Company as questions were being raised as to whether automobile shredder residue, ("ASR" or "fluff") contains excessive concentrations of certain heavy metals, polychlorinated biphenyls ("PCBs") and other contaminants. A 1988 United States Environmental Protection Agency ("EPA") study released in 1990 concerning potential contamination in ASR indicated that the potential risk depends on the constituent make up of the fluff and the management practices at the sites where the fluff is generated. Pending further study, the EPA recognized that shredding operations that are well managed and conducted in an environmentally sound manner provide valuable environmental benefits. The Company has successfully implemented source control programs to identify and to reduce the sources of lead and certain other heavy metals in ASR. To date, tests of ASR generated by the Company and its joint operations indicate that levels of PCBs, lead, cadmium, and other contaminants are generally within acceptable levels under EPA and state procedures. The Company continues to evaluate additional methods of further reducing contaminants in ASR. As with any business that produces significant amounts of industrial wastes, the Company could face substantial additional costs if past or present disposal practices would no longer be deemed acceptable by Federal or state regulatory agencies, although it does not currently expect this result. The Company could also be required to clean-up sites now or formerly used in its operations.

    As reported earlier, the EPA contacted MRI Corporation, an indirect wholly-owned subsidiary of the Company, in August 1989 regarding testing for possible contamination at a site in Tampa, Florida previously operated by MRI. The EPA took split soil and groundwater samples from the site for analysis. The Company learned that in late 1990, an EPA consultant issued a report recommending that further consideration be given to possibly ranking this site using the EPA's hazardous ranking package. Based on that recommendation, the EPA took additional samples at the site in 1992. The EPA visited the site in April, 1996 to observe site conditions. In June, 1996 MRI received a General Notice Letter and Request for Information from the EPA advising MRI that it may be a responsible party with respect to any required clean-up at the site and requesting certain information about the site. MRI is preparing its response to the request and has had discussions with the EPA regarding this matter. MRI had previously conducted extensive clean-up operations at the Tampa site when it was closed in 1988. The financial implications of any agency action are uncertain at this time and the Company is continuing to evaluate whether any further corrective action is necessary or appropriate.

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

    On April 17, 1996, a Los Angeles Grand Jury subpoena was issued by the Antitrust Division of the United States Department of Justice ("DOJ") requiring the production of certain documents and information principally concerning the purchase of scrap metal by HNP. HNP intends to fully cooperate with the DOJ, and toward that end, HNP and its joint venture partners are engaged in the process of assembling relevant information. At this time HNP is not aware of any of the specifics underlying this investigation.

    The Company is also subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of management, the disposition of these claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 7:           PER SHARE INFORMATION

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

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    The statements contained in this report, in addition to historical information, are forward looking statements based on the Company's current expectations, and actual results may vary materially. The Company's business and financial results are subject to various risks and uncertainties, including the cyclical nature of the scrap processing business, the fact that the Company exercises limited control over its joint operations, competitive factors such as the availability and cost of raw scrap for inventory, fluctuations in sales prices and demand for the products of the Company and the joint operations, the ability to reduce excess inventories at the joint operations, the Company's ability to correct operational and start-up problems at its Coolidge facility as projected, the uncertainty of any future transactions resulting from the Company's retention of investment bankers and the other risks and uncertainties discussed herein and in the Company's Annual Report on Form 10-K. These forward looking statements are provided as a framework for the Company's discussion of its business and management's analysis of the Company's financial condition and results of operations. The Company does not intend to provide updated information other than in the context of its Quarterly Reports on Form 10-Q.

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

    The Company's unincorporated joint operations are structured so that the participants advance and withdraw funds equally, and policy decisions require the unanimous consent of the participants. The Company makes advances to the joint operations on a regular basis, primarily for the purchase of inventory and for operating costs. The Company receives periodic distributions from its joint operations, primarily from the sales proceeds of shipments. During the quarter ended April 30, 1996, the Company's advances to joint operations exceeded distributions by $8.6 million.

    During the past four years the Company has sold its domestic scrap operations, certain joint venture operations, real estate holdings and other non-operating assets as part of a business plan intended to enable the Company to complete a transition from its current participation in the highly cyclical scrap business, primarily through its joint operations, to a recycling company engaged in environmental services, energy supply and metals recovery with majority control of its significant assets. With the divestitures of the domestic scrap operations, the Company's principal scrap processing business is conducted through its joint operations, with the Company's remaining revenues derived from the three plants owned by Proler Recycling, Inc. ("Proler Recycling"), a wholly-owned indirect subsidiary of the Company.

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    As reported earlier, the Company recently retained two investment firms to assist in evaluating a broad range of strategic alternatives to deal with the Company's short and long-term goals and capital needs. Such alternatives may include sales, public or private offerings of debt or equity securities, mergers, spin-offs, joint ventures and acquisitions. These actions may involve one, two or all of the Company's businesses.

LIQUIDITY, FINANCING AND CAPITAL RESOURCES

    The Company currently meets its working capital requirements from distributions from the joint operations and borrowings under the credit facility described below. Based on the terms of the Company's credit agreements, the $20.0 million of bank debt outstanding as of April 30, 1996 is classified as a current liability in the Company's Consolidated Financial Statements resulting in negative working capital of the Company as of that date. As of April 30, 1996, the Company had negative working capital of $17.1 million, as compared to $3.5 million of positive working capital reported as of January 31, 1996. Between the same periods, the Company's share of combined working capital in the joint ventures increased by $8.5 million, from $25.9 million to $34.4 million.

    As noted above, the Company regularly makes advances to the joint operations and receives periodic distributions, primarily from the sales proceeds of export shipments. The joint operations also purchase inventory to maintain sources of supply, even in periods of lower demand and lower sales prices. Given these factors and the cyclical nature of the scrap markets, the Company's liquidity can be adversely affected if lower sales, coupled with continued inventory purchases, result in accumulation of excess inventories at the joint operations. During the period from October, 1995 through December, 1995 and again in March, 1996 and continuing to date, the joint ventures have experienced lower prices and demand from foreign steel mills and higher levels of inventory purchases, resulting in the accumulation of excess inventories and increased financing requirements. Currently, approximately 26% of these inventories are subject to outstanding sales orders. The Company is financing its share of increased inventory purchases primarily through increased borrowings under its bank credit facilities. The level of debt is reduced as the proceeds of export sales are received. Due to the volume of sales activity and inventory levels, the Company's bank debt has fluctuated in recent months.

    As of April 30, 1996, borrowings of $20.0 million were outstanding under the revolving line of credit and $5.7 million of letters of credit were outstanding under the letter of credit facility, including $4.89 million issued in connection with a lease at a joint operation's Los Angeles facility. In February, 1996, the Company paid the revolving line of credit down to $0.7 million from the $9.7 million outstanding at January 31, 1996, primarily from distributions of sales proceeds of export shipments. Beginning in March, 1996 and continuing to date, the Company has made significant advances to the joint operations, primarily for inventory purchases, and has funded operating losses from the consolidated operations. As of June 12, 1996, outstanding borrowings on the revolving line of credit totalled $26.3 million, down from a high on June 10, 1996 of $28 million, the current combined commitment level of the facilities. The Company

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expects that its outstanding borrowings will continue to fluctuate as current joint venture export sales orders are completed and new sales are made and collected.

    As more fully described in Note 5 to the Consolidated Financial Statements, the Company's credit agreements with the bank, as amended, provide for a $23 million revolving line of credit, an additional $5 million revolving line of credit and a $6.5 million letter of credit facility. The $23 million line of credit terminates on February 28, 1997, the $5 million line of credit terminates on August 31, 1996 and the $6.5 million letter of credit facility terminates on June 30, 1997. The agreements are collateralized by substantially all of the Company's assets, including its rights to distributions from certain joint operations. The revolving lines of credit are subject to a borrowing base of eligible receivables and inventory, and the combined commitment levels reduce by certain amounts at specified dates from $28 million currently to $17.5 million on August 31, 1996, $15.0 million on September 30, 1996, $12.5 million on December 31, 1996 and $10.0 million on January 31, 1997. Management believes that the amounts available under its credit facilities, together with distributions from the joint operations, should be sufficient to meet its current working capital and short-term inventory financing requirements, provided that inventories at the joint operations are reduced by additional sales and/or reduced levels of inventory purchases. However, those requirements could increase if inventory accumulations at the joint ventures continue. The Company's ability to borrow against assets of the joint operations may be limited by the Company's inability to grant a direct security interest in those assets to the bank and by certain limitations on the Company's ability to pledge its interests in the joint operations.

    As reported earlier, the Company continues to develop and test industrial waste processing and recovery technologies. In fiscal 1997, Proler Environmental Services, Inc. ("Proler Environmental"), a wholly-owned indirect subsidiary of the Company, expects to incur approximately $3 million in continued research and development, marketing and feasibility study activities. Proler Environmental also expects to incur significant capital expenditures in the commercial application of its gasification process; however, the amount and timing of such expenditures are uncertain. Management believes that external financing sources, coupled with internally generated funds, will be sufficient to fund such future capital outlays. In addition, Proler Recycling has an agreement containing an inventory purchase commitment totalling $1.8 million as of April 30, 1996.

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

                    PROFORMA CONDENSED COMBINED BALANCE SHEET
                              AS OF APRIL 30, 1996

                                                     PROPORTIONATE
                                                       SHARE OF
                                                         JOINT         COMBINED
                                             COMPANY   OPERATIONS      COMPANY
                                             -------  ------------     --------
                                                    (in thousands)

Current assets ............................. $ 7,147     $38,688       $45,835
Investments in joint operations ............  47,641        --            --
Property and other assets, net .............  20,146      15,053        35,199
                                             -------     -------       -------
                                             $74,934     $53,741       $81,034
                                             =======     =======       =======
Borrowings under revolving line of credit .. $20,000     $  --         $20,000
Other current liabilities ..................   4,255       4,324         8,579
Other liabilities ..........................   3,846       1,776         5,622
Stockholders' and partners' equity .........  46,833      47,641        46,833
                                             -------     -------       -------
                                             $74,934     $53,741       $81,034
                                             =======     =======       =======

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

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

               PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 30, 1996

                                                      PROPORTIONATE
                                                         SHARE OF      COMBINED
                                           COMPANY   JOINT OPERATIONS  COMPANY
                                           -------   ----------------  --------
                                                       (in thousands)

Net sales ................................  $ 3,609     $ 40,860       $ 44,469
Cost of sales ............................    3,764       40,231         43,995
                                            -------     --------       --------
     Gross profit (loss) .................     (155)         629            474
Earnings (loss) from joint operations ....     (243)                        --
Selling, general and administrative
     expense .............................   (1,574)        (921)        (2,495)
Research and development expense .........     (302)                       (302)
                                            -------                    --------
    Operating loss .......................   (2,274)                     (2,323)
Other income (expense), net ..............     (290)          49           (241)
                                            -------                    --------
Income (loss) before income taxes ........   (2,564)                     (2,564)
Provision for income taxes ...............       51                          51
                                            -------     --------       --------
Net income (loss) ........................  $(2,615)    $   (243)      $ (2,615)
                                            =======     ========       ========

         Consolidated net sales and cost of sales increased 2% and 13%, respectively, during the quarter ended April 30, 1996 as compared to the prior year's first quarter. Precipitation iron sales volume declined approximately 10% from the prior year, however, gross margins improved approximately 16% due to lower unit production costs resulting from the consolidation of those activities into one location. The decline in sales volumes was due to reduced demand from the Company's principal customers. Tin sales increased approximately 35% from the prior quarter due to similar increases in the volume of pounds sold. The Company also had increased sales of specialty chemicals. The increase in cost of sales is primarily due to the start-up operations of the Company's copper recovery unit. Total losses attributable to this unit were approximately $0.6 million for the quarter ended April 30, 1996.

         The results of the joint operations decreased from earnings of $1.8 million for the three months ended April 30, 1995 to a loss of $0.2 million for the three months ended April 30, 1996. As reported earlier, the Company completed the sales of its joint venture interests in HPI and HPNJ in October, 1995. The Company's share of HPI and HPNJ's loss was approximately $0.2 million for the quarter ended April 30, 1995. Excluding the results from the sold joint venture interests, the following table highlights the more significant operating information for the joint operations (100% basis):

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                              Three months
                                                             ended April 30,
                                                       -------------------------
                                                         1996             1995
                                                       --------         --------

Sales volumes (gross tons) ...................          645,000          505,000

Net sales per ton ............................         $    136         $    143
Cost of sales per ton ........................              134              130
                                                       --------         --------
Gross profit per ton .........................         $      2         $     13
                                                       ========         ========

         Gross profit decreased by approximately 85% in the quarter ended April 30, 1996, compared to the quarter ended April 30, 1995 due to lower sales volumes and prices in the nonferrous operations and reduced margins in the ferrous operations. While the overall volume of sales increased by approximately 28%, the nonferrous sales volume was 23% lower in the fiscal 1997 quarter. The overall average sales price per ton decreased by approximately 5% due to an 8% decline in the nonferrous average sales price while the average ferrous sales price declined only slightly. The average cost of sales per ton increased from the fiscal 1996 period due to higher beginning inventory carrying costs which contributed to the reduced margins in the ferrous operations.

         General and administrative expenses in the first quarter of fiscal 1997 increased approximately 30% compared to the prior year's quarter primarily due to higher personnel and marketing expenses attributable to the Company's gasification project and copper recovery unit, plus higher banking charges.

         Research and development expense increased approximately 19% due to additional research activities related to the Company's gasification project.

         Interest income increased during the quarter ended April 30, 1996 compared to the prior year's quarter due to income from a note receivable from a property sale consummated in July, 1995, partially offset by lower investable cash balances.

         Interest expense increased in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due to increased levels of bank borrowings.

         Other, net declined in part due to an increase in real estate costs from $168,000 in the quarter ended April 30, 1995 to $216,000 in the quarter ended April 30, 1996.

                                     PART II

                                OTHER INFORMATION

ITEMS 1 THROUGH 5 ARE NOT APPLICABLE.

ITEM 6(A)  EXHIBITS.

             27  -- Financial Data Schedule

ITEM 6(B) REPORTS ON FORM 8-K.

The Company filed a report on Form 8-K dated February 28, 1996 regarding the Company's adoption of a holding company structure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROLER INTERNATIONAL CORP.
                                       (Registrant)

Date:  June 13, 1996                   /s/ STEVEN F. GILLILAND
                                           Steven F. Gilliland
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  June 13, 1996                   /s/ MICHAEL F. LOY
                                           Michael F. Loy
                                           Vice President - Finance and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)