Form 10-Q
period 1996-07-31
PROLER INTERNATIONAL CORP
filed 1996-09-16
CIK 80693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                       For the Quarter ended JULY 31, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                          Commission File Number 1-5276

                           PROLER INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter.)

          Delaware                                        74-0494529
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      4265 San Felipe, Suite 900                           77027
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

                              Yes   [X]        NO    [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of September 13, 1996:

              COMMON                                 4,717,356
          (Title of Class)                 (Number of Shares Outstanding)

                   PROLER INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Condensed Consolidated Balance Sheet at July 31, 1996 and
January 31, 1996 ....................................................    1

Condensed Consolidated Statement of Operations for the
three and six months ended July 31, 1996 and 1995 ...................    2

Condensed Consolidated Statement of Cash Flows for the
six months ended July 31, 1996 and 1995 .............................    3

Notes to Condensed Consolidated Financial Statements ................    4

Management's Discussion and Analysis of Financial Condition
and Results of Operations ...........................................   10

PART II.  OTHER INFORMATION .........................................   16

SIGNATURE PAGE ......................................................   17

                                       PART I
                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                   (IN THOUSANDS)



                ASSETS                              JULY 31,     JANUARY 31,
                                                      1996          1996
                                                    --------      --------
Current assets:
   Cash and cash equivalents ....................   $    263      $  1,161
   Accounts receivable, net .....................      2,148         2,118
   Inventories ..................................      2,703         2,776
   Maintenance parts ............................        608           669
   Prepaid expenses .............................        264           510
                                                    --------      --------
        Total current assets ....................      5,986         7,234
Investments in joint operations, at equity ......     53,642        39,359
Property, plant and equipment, net ..............      6,273        15,845
Other assets ....................................      4,281         4,334
                                                    --------      --------
          Total assets ..........................   $ 70,182      $ 66,772
                                                    ========      ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term bank borrowings ...................   $ 25,900      $   --
   Accounts payable .............................      4,672         1,956
   Accrued liabilities ..........................      2,905         1,776
                                                    --------      --------
        Total current liabilities ...............     33,477         3,732
Long-term bank borrowings .......................       --           9,700
Other liabilities ...............................      3,817         3,876
Contingencies
Stockholders' equity:
   Common stock .................................      5,351         5,351
   Capital in excess of par value ...............        192           192
   Retained earnings ............................     33,402        49,978
                                                    --------      --------
                                                      38,945        55,521
   Less treasury stock, at cost .................     (6,057)       (6,057)
                                                    --------      --------
        Total stockholders' equity ..............     32,888        49,464
                                                    --------      --------
           Total liabilities and stockholders'
             equity .............................   $ 70,182      $ 66,772
                                                    ========      ========
The accompanying notes are an integral part of the consolidated financial statements.

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED JULY 31,            SIX MONTHS ENDED JULY 31,
                                                                  ---------------------------           ---------------------------
                                                                    1996               1995                 1996              1995
                                                                  --------           --------           --------           --------
Net sales ..............................................          $  3,557           $  2,939           $  7,166           $  6,464
Cost of sales ..........................................             4,240              3,061              8,004              6,404
                                                                  --------           --------           --------           --------
   Gross profit (loss) .................................              (683)              (122)              (838)                60
Earnings (loss) from joint operations ..................               (60)             2,308               (303)             4,061
Selling, general and administrative
  expense ..............................................            (1,539)            (1,219)            (3,113)            (2,429)
Research and development expense .......................              (299)              (264)              (601)              (517)
Asset write-downs and other charges ....................           (10,708)              --              (10,708)              --
                                                                  --------           --------           --------           --------
   Operating income (loss) .............................           (13,289)               703            (15,563)             1,175
                                                                  --------           --------           --------           --------

Gain on sale of assets, net ............................              --                  318               --                  318
                                                                  --------           --------           --------           --------

Other income (expense):
   Interest income .....................................                83                 15                175                 63
   Interest expense ....................................              (692)              (109)              (956)              (159)
   Other, net ..........................................               (29)              (179)              (147)              (113)
                                                                  --------           --------           --------           --------
                                                                      (638)              (273)              (928)              (209)
                                                                  --------           --------           --------           --------
Income (loss) before income taxes ......................           (13,927)               748            (16,491)             1,284
Provision for income taxes .............................                18                 93                 69                155
                                                                  --------           --------           --------           --------
Net income (loss) ......................................          $(13,945)          $    655           $(16,560)          $  1,129
                                                                  ========           ========           ========           ========

Weighted average shares outstanding ....................             4,717              4,714              4,717              4,714
                                                                  ========           ========           ========           ========

Net income (loss) per share ............................          $  (2.96)          $    .14           $  (3.51)          $    .24
                                                                  ========           ========           ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                   (IN THOUSANDS)
                                                                SIX MONTHS
                                                               ENDED JULY 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
Cash flows from operating activities:
  Net income (loss) ....................................   $(16,560)   $  1,129
  Adjustments to reconcile net income (loss) to cash:
     Depreciation ......................................        797         457
     Gain on sale of assets ............................       --          (318)
     Asset write-downs and other charges ...............      9,260        --
     (Earnings) loss from joint operations .............        303      (4,061)
     Advances to joint operations, net of
        distributions and income taxes .................    (12,272)     (2,345)
     Other .............................................       --          (144)
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable ..........        (30)        135
   (Increase) decrease in inventories and
        maintenance parts ..............................        134        (807)
   Decrease in prepaid expenses ........................        246         127
   Decrease in other assets ............................         53         556
   Increase (decrease) in accounts payable .............        402        (484)
   Increase in accrued liabilities .....................      1,129         101
   Decrease in other liabilities .......................        (59)       (132)
                                                           --------    --------
  Net cash used in operating activities ................    (16,597)     (5,786)
                                                           --------    --------
Cash flows from investing activities:
  Purchases of property, plant and equipment ...........       (485)     (5,074)
  Proceeds from asset sales ............................       --         1,030
                                                           --------    --------
  Net cash used in investing activities ................       (485)     (4,044)
                                                           --------    --------
Cash flows from financing activities:
  Net bank borrowings ..................................     16,200       6,500
  Redemption of preferred stock purchase rights ........        (16)       --
                                                           --------    --------
  Net cash provided by financing activities ............     16,184       6,500
                                                           --------    --------
Net decrease in cash and cash equivalents ..............       (898)     (3,330)
Cash and cash equivalents, beginning of period .........      1,161       3,829
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $    263    $    499
                                                           ========    ========
The accompanying notes are an integral part of the consolidated financial statements.
                                        3
                  PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

NOTE 2: INVENTORIES

   The Company's inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. As of July 31, 1996 and January 31, 1996 inventories were comprised of the following:

                                              JULY 31, 1996    JANUARY 31, 1996
                                              -------------    ----------------
                                                    (In Thousands)

   Processed scrap........................     $     895         $    742
   Unprocessed scrap and other............         1,808            2,034
                                               ---------         --------
                                               $   2,703         $  2,776
                                               =========         ========

NOTE 3: COMBINED JOINT OPERATIONS

   A condensed summary of the financial position of the combined joint operations (100% basis) is as follows:
                                                 JULY 31, 1996  JANUARY 31, 1996
                                                 -------------  ----------------
                                                        (In Thousands)
Current assets .................................   $ 88,717       $ 82,121
Property and other assets, net .................     34,963         33,265
                                                   --------       --------
                                                   $123,680       $115,386
                                                   ========       ========
Current liabilities ............................   $ 11,841       $ 12,480
Other liabilities ..............................      3,997          2,739
Stockholders' and partners' equity .............    107,842        100,167
                                                   --------       --------
                                                   $123,680       $115,386
                                                   ========       ========
                                          4

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

   Two of the 50%-owned joint operations account for inventories using the last-in, first-out (LIFO) method while the other joint operations follow FIFO. Such LIFO inventories are carried at $54.4 million and $42.7 million at July 31, 1996 and January 31, 1996 and the excess of replacement cost over the LIFO value at both of those dates was approximately $24.3 million. The determination of inventory under the LIFO method can be made only at the end of the year when ending quantities and costs are known. As of July 31, 1996, approximately $1.5 million of LIFO income, net to the Company's interest, generated by these two joint operations has been deferred since management cannot currently estimate their year-end inventory quantities and costs with certainty.

   The Company's investment in the joint operations and its percentage interest in their assets and liabilities as of July 31, 1996 and January 31, 1996 are set forth below:

                                                 JULY 31, 1996  JANUARY 31, 1996
                                                 -------------  ----------------
                                                         (In Thousands)
   Current assets...............................   $  40,701       $  37,762
   Property and other assets, net...............      15,593          14,825
   Liabilities..................................      (7,174)         (7,127)
   Adjustment to conform reporting periods......       4,522          (6,101)
                                                   ---------       ---------
   Net investment...............................   $  53,642       $  39,359
                                                   =========       =========

   A summary of the results of operations of the combined joint operations is as follows (in thousands):

   Combined 100% Basis:
                          THREE MONTHS ENDED JULY 31,  SIX MONTHS ENDED JULY 31,
                           ------------------------    -------------------------
                               1996           1995        1996           1995
                           ----------     ---------    ---------       ---------
   Net sales.............. $   78,237     $  93,536    $ 165,799       $ 172,164
                           ==========     =========    =========       =========
   Gross profit........... $    1,616     $   5,500    $   2,554       $  11,566
                           ==========     =========    =========       =========
   Earnings (loss)........ $     (823)    $   4,369    $  (1,771)      $   8,514
                           ==========     =========    =========       =========

   Company Percentage Interest:

                       THREE MONTHS ENDED JULY 31,     SIX MONTHS ENDED JULY 31,
                        ------------------------       -------------------------
                               1996           1995        1996           1995
                           ---------      ---------    ---------       ---------
   Net sales.............. $  36,230      $  43,888    $  77,090       $  80,191
                           =========      =========    =========       =========
   Gross profit........... $   1,082      $   2,561    $   1,711       $   5,213
                           =========      =========    =========       =========
   Earnings (loss)........ $     (60)     $   2,308    $    (303)      $   4,061
                           =========      =========    =========       =========

                                          5

                          PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

   In general, the Company's unincorporated joint operations are structured so that the participants advance and withdraw funds equally, and policy decisions require the unanimous consent of the participants. The Company makes advances to the joint operations, primarily for the purchase of inventory and for operating costs, and receives periodic distributions from the joint operations, primarily from the sales proceeds of export shipments. During the period from February 1, 1996 through July 10, 1996, the Company's advances to joint operations exceeded distributions by $12.3 million. From July 11, 1996 through September 13, 1996, the Company did not make advances to the joint operations on the basis of its liquidity position and management's belief that inventory levels were excessive. During that period a proportion of advances made to the joint operations equal to the Company's interest was paid by one of the other joint venture partners, and the Company's share of distributions otherwise receivable were retained by the same partner. The Company's proportion of net advances made to the joint ventures from July 11, 1996, through July 31, 1996, totalled $2.3 million and have been included in the accompanying financial statements as an accounts payable. As of September 13, 1996, distributions receivable by the Company exceeded the Company's proportion of advances made by approximately $3.6 million and a distribution in that amount was made to the Company.

NOTE 4: ASSET SALES

   In July, 1995, the Company sold a 65 acre tract of real estate in Houston to an unrelated third party for $5.23 million. The consideration included $1.03 million in cash and a $4.2 million promissory note bearing interest at a bank's prime rate. The note is payable in 66 monthly installments with the first six payments of interest only, the next 59 payments of $61,000 of principal and interest and a final payment of the remaining balance in January, 2001 (which payment would approximate $2.0 million at current interest rates). The gain on sale of $1.6 million is being accounted for using the installment method of accounting and, accordingly, an initial $0.3 million gain on sale was recorded during the quarter ended July 31, 1995 and $1.3 million of the gain was deferred. The note receivable, net of the deferred gain, is included in other assets in the accompanying balance sheet.

NOTE 5: ASSET WRITE-DOWNS AND OTHER CHARGES

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In August, 1996, management concluded that the operational and other problems currently experienced at its new Coolidge plant resulted in the cost of the plant exceeding the revised estimate of future undiscounted cash flows. Based on this conclusion, the carrying value of the plant was reduced to its estimated fair value based on revised future discounted cash flows. As a result, the Company recognized a charge of approximately $9.3 million related to the plant's carrying cost during the quarter ended July 31, 1996.

   The Company also recorded a charge to operations of approximately $1.4 million in the second quarter of fiscal 1997 for the accrual of costs associated with the termination of its development of industrial waste processing and recovery technologies conducted through its indirect wholly-owned subsidiary, Proler Environmental Services, Inc. ("PESI"). The Company has concluded that the capital requirements
                                        6

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

for the continued development of this technology exceeds the Company's financial capability and has deferred all discretionary expenditures on this project. The suspension of research and development activities attributable to this operation is expected to be completed by October 31, 1996. Research and development expenses of PESI for the three and six months ended July 31, 1996 and 1995, were $266,000 and $215,000, and $535,000 and $442,000, respectively. The PESI operation had no revenues for these same periods.

NOTE 6: INCOME TAXES

   The provision for income taxes for the three and six months ended July 31, 1996 and 1995 is for the Company's share of income taxes attributable to its corporate joint operations. For the three and six months ended July 31, 1995, the provision for federal income taxes otherwise payable by the Company was eliminated by the utilization of net operating loss carryforwards.

NOTE 7: BANK CREDIT FACILITIES

   In September, 1996, the Company amended its credit facilities to provide for a $28 million revolving line of credit and a $5.7 million letter of credit facility to maintain and renew existing letters of credit. The agreement is collateralized by substantially all of the Company's assets, including its rights to cash distributions from certain joint operations. As of July 31, 1996, $25.9 million in borrowings were outstanding on the revolving line of credit and $5.7 million of letters of credit were outstanding.

   The $28 million line of credit terminates on January 31, 1997, and the $5.7 million letter of credit facility terminates on October 31, 1997. Amounts available under the line of credit are computed in accordance with a borrowing base formula and are generally limited by values assigned to accounts receivable and inventory. A commitment fee of 1/4 percent per annum is charged on the $33.7 million commitment of the bank. Borrowings under the revolving line of credit bear interest at either the bank's prime rate plus one percent or a Eurodollar-based rate, at the Company's option.

   Under the terms of the credit agreement, the Company must maintain, among other things, a minimum net worth, a specified ratio of current assets to current liabilities and specified levels of earnings before interest, taxes, depreciation and amortization as computed in accordance with the agreements. In addition, the Company is limited as to incurring additional indebtedness, limited to incurring capital expenditures in excess of certain amounts, and prohibited from paying cash dividends.

   The joint operations have recently experienced lower prices and demand from foreign steel mills and higher levels of inventory purchases, resulting in the accumulation of excess inventories and increased financing requirements by the Company. As of September 13, 1996, outstanding bank borrowings totalled $21.8 million, down from a high on June 10, 1996 of $28 million.

                                        7
                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

NOTE 8: CONTINGENCIES

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

   As reported earlier, the EPA contacted MRI Corporation, an indirect wholly-owned subsidiary of the Company, in August 1989 regarding testing for possible contamination at a site in Tampa, Florida previously operated by MRI. The EPA took split soil and groundwater samples from the site for analysis. The Company learned that in late 1990, an EPA consultant issued a report recommending that further consideration be given to possibly ranking this site using the EPA's hazardous ranking package. Based on that recommendation, the EPA took additional samples at the site in 1992. The EPA visited the site in April, 1996 to observe site conditions. In June, 1996 MRI received a General Notice Letter and Request for Information from the EPA advising MRI that it may be a responsible party with respect to any required clean-up at the site and requesting certain information about the site. On June 17, 1996 the EPA proposed listing the property as a Superfund site. The EPA has informed MRI verbally that MRI will receive a letter to participate with other potentially responsible parties in an appropriate response. The financial effect of the EPA action on the Company is uncertain at this time but could be material depending on the ultimate outcome of the EPA's ongoing assessment of the property and any remedial action required. Because the EPA's assessment of the property is ongoing and no remedy has been proposed, the Company is unable at this time to estimate a range of loss, if any, resulting from this matter, and no estimate has been included for it in the financial statements.

   Hugo Neu-Proler Company ("HNP"), a 50% owned joint operation of the Company, and the City of Los Angeles finalized a renewal of HNP's lease at its Terminal Island location. The new lease provides for a thirty year term commencing August 30, 1994, the expiration date of the original lease. The lease has been executed by HNP and approved by the City of Los Angeles subject to the expiration on September 21, 1996 of the comment period on the Environmental Impact Report issued in connection with the lease. In December, 1992, HNP signed a Memorandum of Understanding with the Port of Los Angeles related to the lease renewal and in fiscal 1994 and 1995 provided letters of credit totaling $9.78

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

million ($4.89 million each from the Company and HNP's other owner) to secure HNP's remediation obligations under the original lease. In connection with the lease renewal, HNP will be responsible for remediating certain environmental conditions on the property caused by HNP, the extent and cost of which are uncertain. Currently, HNP estimates that it will incur capital expenditures of a minimum of $4.0 million to $5.0 million in connection with environmental control facilities at the Terminal Island location over the next three to four years. HNP has also accrued approximately $0.9 million to cover the costs of anticipated remediation at this site.

   On April 17, 1996, a Los Angeles Grand Jury subpoena was issued by the Antitrust Division of the United States Department of Justice ("DOJ") requiring the production of certain documents and information principally concerning the purchase and pricing of scrap metal by HNP and others in the Southern California market. HNP is cooperating with the DOJ, and HNP and its joint venture partners have responded to the subpoena. One HNP employee has testified before the grand jury and the Company expects that others may be called. The ongoing investigation appears to be in its preliminary stage.

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

NOTE 9: PER SHARE INFORMATION

     Per share calculations are based on the average number of common shares outstanding during the period. The per share calculations do not include the common equivalent shares attributable to the assumed exercise of outstanding stock options since the effect was not significant for the periods presented.

NOTE 10:    SUBSEQUENT EVENT

     On September 15, 1996, the Company and Schnitzer Steel Industries, Inc. entered into a definitive agreement for the acquisition of the Company by Schnitzer through a cash tender offer and cash merger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

   The statements contained in this report, in addition to historical information, are forward looking statements based on the Company's current expectations, and actual results may vary materially. The Company's business and financial results are subject to various risks and uncertainties, including the cyclical nature of the scrap processing business, the fact that the Company exercises limited control over its joint operations, competitive factors such as the availability and cost of raw scrap for inventory, fluctuations in sales prices and demand for the products of the Company and the joint operations, the ability to reduce excess inventories at the joint operations, the Company's ability to correct operational problems at its Coolidge facility as projected, the resolution of environmental issues including the MRI Tampa site and the other risks and uncertainties discussed herein and in the Company's Annual Report on Form 10-K. These forward looking statements are provided as a framework for the Company's discussion of its business and management's analysis of the Company's financial condition and results of operations. The Company does not intend to provide updated information other than in the context of its Quarterly Reports on Form 10-Q.

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

   In general, the Company's unincorporated joint operations are structured so that the participants advance and withdraw funds equally, and policy decisions require the unanimous consent of the participants. The Company makes advances to the joint operations, primarily for the purchase of inventory and for operating costs, and receives periodic distributions from the joint operations, primarily from the sales proceeds of export shipments. During the six months ended July 31, 1996, the Company's advances to joint operations exceeded distributions by $12.3 million.

   During the past four years the Company has sold its domestic scrap operations, certain joint venture operations, real estate holdings and other non-operating assets. With the divestitures of the domestic scrap operations, the Company's principal scrap processing business is conducted through its joint operations, with the Company's remaining revenues derived from the three plants owned by Proler Recycling, Inc. ("Proler Recycling"), a wholly-owned indirect subsidiary of the Company.
                                       10

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONT.)

   As reported earlier, the Company retained two investment firms to assist in evaluating a broad range of strategic alternatives including sales, public or private offerings of debt or equity securities, mergers, spin-offs, joint ventures and acquisitions. On September 15, 1996 the Company and Schnitzer Steel Industries, Inc. ("Schnitzer") entered into a definitive agreement for the acquisition of Proler by Schnitzer through a cash tender offer and cash merger. The agreement calls for Schnitzer, through a subsidiary, to commence a cash tender offer for all of the outstanding shares of the Company within five days of the agreement at a cash price of $7.50 per share. Upon completion of the tender offer, the Company will become a wholly owned subsidiary of Schnitzer through a cash merger at the same price per share. The tender offer will be conditioned on at least a majority of the Company's outstanding shares, on a fully diluted basis, being validly tendered and not withdrawn prior to expiration of the offer. The expiration date of the offer will be twenty business days following the commencement of the offer, unless the offer is extended. The tender offer and merger are subject to expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. The Company filed a Current Report on Form 8-K with respect to this transaction on September 16, 1996.

LIQUIDITY, FINANCING AND CAPITAL RESOURCES

   The Company's liquidity position continues to be its principal concern. The joint ventures have continued to experience lower sales, thereby causing a continued build up of inventory. The result has been increasing capital requirements at the joint ventures that have strained the Company's financial resources.

   The Company currently meets its working capital requirements from distributions from the joint operations and borrowings under the credit facility described below. Based on the terms of the Company's credit agreement, the $25.9 million of bank debt outstanding as of July 31, 1996 is classified as a current liability in the Company's financial statements. As of July 31, 1996, the Company had negative working capital of $27.5 million, as compared to $3.5 million of positive working capital reported as of January 31, 1996. Between the same periods, the Company's share of combined working capital in the joint ventures increased by $14.1 million, from $25.9 million to $40.0 million.

   As noted above, the Company makes advances to the joint operations and receives periodic distributions, primarily from the sales proceeds of export shipments. The joint operations also purchase inventory to maintain sources of supply, even in periods of lower demand and lower sales prices. Given these factors and the cyclical nature of the scrap markets, the Company's liquidity can be adversely affected if lower sales, coupled with continued inventory purchases, result in accumulation of excess inventories at the joint operations. During the period from October, 1995 through December, 1995 and again in March, 1996 and continuing to date, the joint ventures have experienced lower prices and demand from foreign steel mills and higher levels of inventory purchases, resulting in the accumulation of excess inventories and increased financing requirements. Currently, approximately 38% of these inventories are subject to outstanding sales orders. During the period from July 11, 1996 through September 13, 1996, the Company did not make advances to the joint operations on the basis of its liquidity position and management's belief that inventory levels were excessive. During that period a proportion of advances made to the joint operations equal to the Company's interest was paid by one of

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONT.)

the other joint venture partners, and the Company's share of distributions otherwise receivable was retained by the same partner. See Note 3 to the financial statements.

   The Company is financing its share of increased inventory purchases primarily through increased borrowings under its bank credit facilities. The level of debt is reduced as the proceeds of export sales are received. Due to the volume of sales activity and inventory levels, the Company's bank debt has fluctuated in recent months and the Company expects that its outstanding borrowings will continue to fluctuate as current joint venture export sales orders are completed and new sales are made and collected. As of July 31, 1996, borrowings of $25.9 million were outstanding under the revolving line of credit and $5.7 million of letters of credit were outstanding under the letter of credit facility, including $4.89 million issued in connection with a lease at a joint operation's Los Angeles facility. In February, 1996, the Company paid the revolving line of credit down to $0.7 million from the $9.7 million outstanding at January 31, 1996, primarily from distributions of sales proceeds of export shipments. Beginning in March, 1996 and continuing to date, the Company has made significant advances to the joint operations, primarily for inventory purchases, and has funded operating losses from the consolidated operations. As of September 13, 1996, outstanding borrowings on the revolving line of credit totalled $21.8 million, down from a high on June 10, 1996 of $28 million, the current commitment level of the revolver.

   As more fully described in Note 7 to the financial statements, the Company's credit agreement with the bank, as amended, provides for a $28 million revolving line of credit and a $5.7 million letter of credit facility. The $28 million line of credit terminates on January 31, 1997, and the $5.7 million letter of credit facility terminates on October 31, 1997. The agreements are collateralized by substantially all of the Company's assets, including its rights to distributions from certain joint operations. The revolving line of credit is subject to a borrowing base of eligible receivables and inventory. Management believes that the amounts available under its credit facilities, together with distributions from the joint operations, should be sufficient to meet its current working capital and short-term inventory financing requirements, provided that inventories at the joint operations can be reduced by additional sales and/or reduced levels of inventory purchases. However, those requirements could increase if inventory accumulations at the joint ventures continue. The Company's ability to borrow against assets of the joint operations may be limited by the Company's inability to grant a direct security interest in those assets to the bank and by certain limitations on the Company's ability to pledge its interests in the joint operations.

   Contributing to the Company's liquidity problems are continued losses at Proler Recycling's new plant in Coolidge, Arizona. The Company has completed a reassessment of these operations and concluded that the plant could become marginally profitable if certain continuing operational and other problems can be resolved. However, based on current projections it is not anticipated that the plant will reach profitability status until January, 1997.

   The Company has also determined that the cost of continued development of gasification technology by Proler Environmental Services, Inc. ("PESI") is not within the Company's means and has deferred all discretionary expenditures on this project. The Company is currently seeking investors, partners and/or acquirers for the gasification project.

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONT.)

   The Company is engaged in ongoing proceedings and communications with regulatory authorities concerning environmental matters, and ongoing litigation regarding non-environmental matters. An adverse outcome in these legal proceedings, or any significant additional expenditures that may be required in order for the Company or its joint operations to operate in accordance with environmental laws and regulations, or to clean up sites now or formerly used by them, could affect the Company's financial position. See Note 8 to the financial statements.

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

                      PROFORMA CONDENSED COMBINED BALANCE SHEET
                                 AS OF JULY 31, 1996

                                                        PROPORTIONATE
                                                          SHARE OF      COMBINED
                                            COMPANY   JOINT OPERATIONS   COMPANY
                                            -------   ----------------   -------
                                                  (in thousands)

Current assets ............................ $ 5,986        $45,223       $51,209
Investments in joint operations ...........  53,642           --            --
Property and other assets, net ............  10,554         15,593        26,147
                                            -------        -------       -------
                                            $70,182        $60,816       $77,356
                                            =======        =======       =======
Current liabilities:
Short-term bank borrowings ................ $25,900        $  --         $25,900
Accounts payable and accrued liabilities...   7,577          5,176        12,753
                                            -------        -------       -------
                                             33,477          5,176        38,653
Other liabilities .........................   3,817          1,998         5,815
Stockholders' and partners' equity ........  32,888         53,642        32,888
                                            -------        -------       -------
                                            $70,182        $60,816       $77,356
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

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONT.)


                 PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JULY 31, 1996

                                                   PROPORTIONATE
                                                     SHARE OF       COMBINED
                                       COMPANY   JOINT OPERATIONS    COMPANY
                                      ---------     ---------       ---------
                                                  (in thousands)

Net sales..........................   $   7,166     $  77,090       $  84,256
Cost of sales......................      (8,004)      (75,379)        (83,383)
                                      ---------     ---------       ---------
     Gross profit (loss)...........        (838)        1,711             873
Loss from joint operations.........        (303)                         --
Selling, general and administrative
     expense.......................       (3113)       (2,049)         (5,162)
Research and development expense...        (601)                         (601)
Asset write-downs and other charges.    (10,708)                      (10,708)
                                      ---------     ---------       ---------
    Operating income (loss)........     (15,563)                      (15,598)
Other income (expense), net........        (928)           35            (893)
                                      ---------                     ---------
Loss before income taxes...........     (16,491)                      (16,491)
Provision for income taxes.........          69                            69
                                      ---------     ---------       ---------
Net loss...........................   $ (16,560)    $    (303)      $ (16,560)
                                      =========     ==========      =========

      Consolidated net sales and cost of sales increased 21% and 39%, respectively, during the quarter ended July 31, 1996 as compared to the prior year's second quarter. Sales and cost of sales for the six months ended July 31, 1996 also had significant increases as compared to the prior period. Such increases are primarily from the new copper recovery and specialty chemical operations. Cost of sales exceeded the sales from these activities primarily due to continuing operational problems. Losses attributable to these operations were approximately $1.1 million and $1.7 million for the three and six month periods ending July 31, 1996. Precipitation iron sales volumes declined 7% and 9% for the three and six month periods as compared to the prior year periods; however, gross margins increased approximately 11% and 14% for the three and six month periods as compared to the prior year periods due mainly to lower unit production costs resulting from the consolidation of those activities into one location.

      Joint operations results decreased from net earnings of $2.3 million and $4.1 million in the second quarter and first half of fiscal 1996, respectively, to losses of $0.1 million and $0.3 million for the same periods in fiscal 1997. As reported earlier, the Company completed the sales of the joint venture interests in HPI and HPNJ in October, 1995. The Company's share of earnings related to the sold joint ventures were not significant in fiscal 1996. Excluding the results from the sold joint venture interests, the following table highlights the more significant per ton operating information for the joint operations.
                                       14

                     PROLER INTERNATIONAL CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONT.)


                                   THREE MONTHS               SIX MONTHS
                                   ENDED JULY 31,           ENDED JULY 31,
                               -----------------------   -----------------------
                                   1996        1995         1996         1995
                               ----------   ----------   ----------   ----------
Sales volumes (gross tons) .      560,000      565,000    1,205,000    1,070,000

Net sales ..................   $      139   $      149   $      138   $      146
Cost of sales ..............          135          139          135          135
                               ----------   ----------   ----------   ----------
Gross profit ...............   $        4   $       10   $        3   $       11
                               ==========   ==========   ==========   ==========

      Gross profit margins declined 56% for the quarter ending July 31, 1996, compared to the same period in 1995. The decline is primarily attributable to a 1% decrease in total sales volumes, combined with a 7% decrease in the overall average sales price. The decrease in overall sales price is a result of a 7% decline in the average ferrous sales price in the second quarter partially offset by a 5% increase in the average nonferrous sales price. Gross profit margins for the six month period ending July 31, 1996 as compared to the prior year period were similarly lower due to reduced non-ferrous sales volumes and lower ferrous sales prices, partially offset by increased ferrous sales volumes.

      General and administrative expenses increased 26% and 28% for the three and six months periods ended July 31, 1996 compared to the same periods in 1995 primarily due to higher personnel and marketing expenses attributable to the Company's gasification project and the copper recovery unit, plus higher banking charges.

      Research and development expenses for the three and six months ended July 31, 1996 increased 13% and 16%, respectively, compared to the same periods in 1995 due mainly to accelerated research activities at PESI. The focus of PESI during fiscal 1997 had been directed towards the conceptual demonstration of gasification and vitrification of Proler's Syngas Process. In July, 1996, the Company decided to suspend further development and is proceeding to wind down these operations. See Note 5 to the financial statements.

      As discussed more fully in Note 5 to the financial statements, the Company recorded asset write-downs and other charges of $10.7 million in the second quarter of fiscal 1997.

      Interest income increased for the three and six months ended July 31, 1996 compared to the same periods of 1995 due to income from a note receivable from a property sale consummated in July, 1995, partially offset by lower investable cash balances. Interest expense increased for the three and six months ended July 31, 1996 compared to the same periods of fiscal 1996 due to an increase in outstanding bank borrowings.

      Other expense, net (which includes real estate costs of $202,000 and $418,000 for the three and six months ended July 31, 1996, respectively, and costs of $198,000 and $366,000 for the comparable 1995 periods) decreased 84% for the three months ended July 31, 1996 and increased 30% for the six months ended July 31, 1996 compared to the same periods in 1995 primarily due to parts and equipment sales variances between the periods.

                                       PART II

                                  OTHER INFORMATION


ITEMS 1 THROUGH 3 ARE NOT APPLICABLE.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      The Company's annual meeting of shareholders was held on July 16, 1996. At the annual meeting, shareholders voted in favor of the election of Herman Proler, Harvey Alter and Bruce Wilkinson as directors of the Company. The total number of shares entitled to vote at the annual meeting was 4,717,356 of which 4,074,440 shares were present in person or by proxy.

      Mr. Proler was elected as a director by a vote of 4,054,808 shares, with 19,632 shares withholding authority to vote. Dr. Alter was elected by a vote of 4,057,008 shares, with 17,432 shares withholding authority to vote. Mr. Wilkinson was elected by a vote of 4,056,688 shares, with 17,752 shares withholding authority to vote.

      In addition to Mr. Proler, Dr. Alter and Mr. Wilkinson who were elected at the meeting, Richard Mayor, John McKenna and Roman Boruta continued as directors of the Company after the meeting.

ITEM 5 IS NOT APPLICABLE.

ITEM 6(A) EXHIBITS:

3     By-laws, as amended to date

10.1  Fifth Amended and Restated Credit Agreement

10.2  Description of Compensatory Arrangements

27.1  Financial Data Schedule as of July 31, 1996 and for the period then ended

ITEM 6(B) IS NOT APPLICABLE.
                                       16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PROLER INTERNATIONAL CORP.
                                    (Registrant)

Date:  SEPTEMBER 16, 1996     /s/ BRUCE W. WILKINSON
                                  Bruce W. Wilkinson
                                  President and Chief Executive Officer

Date:  SEPTEMBER 16, 1996     /s/ MICHAEL F. LOY
                                  Michael F. Loy
                                  Vice President - Finance and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)